Form 10-Q
period 2021-09-30
Cyngn Inc.
filed 2021-11-19
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-40932

CYNGN INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2007094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1015 O’Brien Dr.
Menlo Park, CA 94025

(Address of principal executive offices) (Zip Code)

(650) 924-5905

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001	CYN	NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

*	The registrant became subject to the requirement to file reports on October 19, 2021 and has filed all reports required since October 19, 2021.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2021, the issuer had 26,434,285 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,650,684	$6,056,190
Restricted cash	50,000	400,000
Prepaid expenses and other current assets	317,783	48,852
Total current assets	2,018,467	6,505,042

Property and equipment, net	70,197	133,805
Intangible assets, net	31,783	34,383

Total Assets	$2,120,447	$6,673,230

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	269,231	73,016
Accrued expenses and other current liabilities	218,588	307,402
Total current liabilities	487,819	380,418

Note payable, Payroll Protection Program	1,602,936	695,078
Total liabilities	2,090,755	1,075,496

Commitments and contingencies (Note 11)
Stockholders’ Equity
Convertible preferred stock, Par $0.00001; 21,982,491 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	220	220
Common stock, Par $0.00001; 42,000,000 shares authorized, 966,210 and 951,794 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	10
Additional paid-in capital	114,466,043	114,291,505
Accumulated deficit	(114,436,581)	(108,694,001)
Total stockholders’ equity	29,692	5,597,734

Total Liabilities and Stockholders’ Equity	$2,120,447	$6,673,230

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue		$-	$-	$-

Operating expenses:
Research and development	1,151,109	1,496,883	2,917,295	4,175,302
General and administrative	973,943	267,343	2,851,061	1,947,481
Total operating expenses	2,125,052	1,764,226	5,768,356	6,122,783

Loss from operations	(2,125,052)	(1,764,226)	(5,768,356)	(6,122,783)

Other income, net
Interest (expense) income	(3,989)	1,604	(10,032)	35,580
Other income	29,856	450	35,808	11,119
Total other income, net	25,867	2,054	25,776	46,699

Net loss	$(2,099,185)	$(1,762,172)	$(5,742,580)	$(6,076,084)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.17)	$(1.85)	$(5.94)	$(6.38)

Weighted-average shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	966,210	951,794	966,210	951,794

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019 (audited)	21,982,491	220	949,086	10	114,159,150	(100,355,194)	13,804,186
Exercise of stock options	-	-	2,708	-	623	-	623
Stock-based compensation	-	-	-	-	128,903	-	128,903
Net loss	-	-	-	-	-	(2,207,930)	(2,207,930)
Balance as of March 31 2020 (unaudited)	21,982,491	220	951,794	10	114,288,676	(102,563,124)	11,725,782
Net loss	-	-	-	-	-	(2,105,982)	(2,105,982)
Balance as of June 30, 2020 (unaudited)	21,982,491	220	951,794	10	114,288,676	(104,669,106)	9,619,800
Stock-based compensation	-	-	-	-	1,617	-	1,617
Net loss	-	-	-	-	-	(1,762,171)	(1,762,171)
Balance as of September 30, 2020 (unaudited)	21,982,491	220	951,794	10	114,290,293	(106,431,277)	7,859,246
Stock-based compensation	-	-	-	-	1,212	-	1,212
Net loss	-	-	-	-		(2,262,723)	(2,262,723)
Balance as of December 31, 2020 (audited)	21,982,491	220	951,794	10	114,291,505	(108,694,001)	5,597,734
Net loss	-	-	-	-	-	(2,207,930)	(2,207,930)
Balance as of March 31, 2021 (unaudited)	21,982,491	220	951,794	10	114,291,505	(110,901,931)	3,389,804
Stock-based compensation	-	-	-	-	96,058	-	96,058
Net loss	-	-	-	-	-	(1,435,465)	(1,435,465)
Balance as of June 30, 2021 (unaudited)	21,982,491	220	951,794	10	114,387,563	(112,337,396)	2,050,397
Exercise of stock options	-	-	14,416	-	8,080	-	8,080
Stock-based compensation	-	-	-	-	70,400	-	70,400
Net loss	-	-	-	-	-	(2,099,185)	(2,099,185)
Balance as of September 30, 2021 (unaudited)	21,982,491	$220	966,210	$10	$114,466,043	$(114,436,581)	$29,692

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net loss	$(5,742,580)	$(6,076,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,597	68,727
Stock-based compensation	166,458	130,521
Gain in disposal of assets	(31,356)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(268,931)	33,440
Accounts payable and accrued expenses	211,957	(105,700)
Other current liabilities	(88,812)	13,983
Net cash used in operating activities	(5,684,667)	(5,935,112)

Cash flows from investing activities
Purchase of property, plant, and equipment	(18,224)	-
Disposal of assets	47,189	-
Net cash used in investing activities	28,965	-

Cash flows from financing activities
Proceeds from note payable	892,115	695,078
Proceeds from exercise of stock options	8,080	623
Net cash provided by financing activities	915,938	698,945

Net decrease in cash and cash equivalents and restricted cash	(4,755,506)	(5,239,411)
Cash and cash equivalents and restricted cash, beginning of period	6,456,190	13,680,550
Cash and cash equivalents and restricted cash, end of period	$1,700,684	$8,441,139

Supplemental disclosure of cash flow
Cash paid during the period for interest and taxes	$-	$-

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

CYNGN Inc., together with its subsidiaries (collectively, “Cyngn” or the “Company”) was incorporated in Delaware in 2013. Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015 and Cyngn Philippines, Inc., a Philippines corporation incorporated in 2018 are wholly owned subsidiaries. The Company is headquartered in Menlo Park, CA. Cyngn develops autonomous driving software that can be deployed on multiple vehicle types in various environments. The Company has been operating autonomous vehicles (“AV”) in production environments. Built and tested in difficult and diverse real-world environments, the self-driving system (DriveMod), fleet management system, and Software Development Kit combine to create a full-stack advanced autonomy solution designed to be modular, extendable, and safe. The Company operates one business segment.

Initial Public Offering

On October 22, 2021, the Company closed its initial public offering (the “IPO”) of 3,500,000 shares of its authorized common stock at an offering price of $7.50 per share. Simultaneously with the closing of the IPO, the common stock began trading on the NASDAQ Capital Market under the symbol “CYN.” The IPO generated net proceeds of $23.3 million after deducting underwriting discounts, commissions and offering expenses. The Company also granted its underwriters the election to exercise a 45-day over-allotment option to purchase an additional 525,000 shares of common stock at the IPO offering price, less underwriting discounts.

Simultaneous with the closing of its IPO, the Company also issued 140,000 warrants (the “Purchase Warrant”) to its underwriters. Each Purchase Warrant entitles its holder the option to purchase at a future exercise date, one share of common stock at an initial exercise price of $9.375 per share, subject to certain adjustments and restrictions relating to subsequent resale and transfers.

At the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted to shares of common stock (see Note 7. Capital Structure).

Immediately after the IPO, the Company filed an amended and restated certificate of incorporation, which became effective on October 22, 2021. The amended and restated certificate of incorporation authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, at a par value of $0.00001, and 10,000,000 shares of preferred stock at a par value of $0.00001. The rights of the holders of common stock are subject to and qualified by rights of the holders of the preferred stock.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of ($5.7) million and ($6.1) million for the nine months ended September 30, 2021 and 2020, respectively, and ($2.1) million and ($1.8) million for three months ended September 30, 2021 and 2020, respectively. Accumulated deficit amounted to ($114.4) million and ($108.7) million as of September 30, 2021 and December 31, 2020, respectively. Net cash used in operating activities was $5.7 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of September 30, 2021, the Company’s unrestricted balance of cash and cash equivalents was $1.7 million. As of December 31, 2020, the Company’s unrestricted balance of cash and cash equivalents was $6.1 million.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this report. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations (see Initial Public Offering above).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements are unaudited and include all normal adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2021 and 2020, and operating results and cash flows for the periods presented.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the following: i) audited consolidated financial statements as of and for the years ended December 31, 2020; ii) the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and’ iii) our final prospectus (the “Prospectus”), filed with the Securities and Exchange Commission or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended or the Securities Act), on October 21, 2021.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. The Company’s fiscal year begins on January 1 and ends on December 31.

Foreign Currency Translation

The functional and reporting currency for Cyngn is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into the U.S. dollar at period end rates, income and expenses are translated at the weighted average exchange rates for the period and equity is translated at the historical exchange rates. Foreign currency translation adjustments and transactional gains and losses are immaterial to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company’s cash is placed with high-credit-quality financial institutions and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash equivalents.

Concentration of Supplier Risk

The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of September 30, 2021 and 2020 and December 31, 2020 and 2019.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of September 30, 2021 and December 31,2020, the Company had $1.7 million and $6.1 million of unrestricted cash and cash equivalents.

In addition, the Company had $50,000 and $400,000 in restricted cash as of September 30, 2021 and December 31, 2020, respectively, which is reported separately as current assets on the consolidated balance sheet. The Company’s restricted cash consists of cash not available for immediate use that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$1,650,684	$8,041,139
Restricted cash	50,000	400,000
Total Cash and cash equivalents and Restricted cash	$1,700,684	$8,441,139

Fair Value of Financial Instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of cash equivalents, accounts payable and notes payable are reasonable estimates of their fair values due to the short-term nature of these accounts.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life.

Property and Equipment	Useful life
Machinery and equipment	5 years

Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term
Automobile	5 years

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company has elected to adopt the short-term lease exemption in ASC 842 and as such has not recognized a “right of use” asset or lease liability in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

The Company reviews its long-lived assets and finite lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of and September 30, 2021 and December 31, 2020 (see Note 11. Income Taxes).

There are no uncertain tax positions that would require recognition in the financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Convertible Preferred Stock

The Company has applied the guidance in Accounting Standards Codification (“ASC”) 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has classified all of its outstanding convertible preferred shares as permanent equity. The Company records shares of convertible preferred stock at their respective issuance price, net of issuance costs. The Company’s convertible preferred stock share’s redemption and conversion provisions are not exclusively at the option of the holder and are contingent on certain deemed liquidation events within the Company’s control (see Note 7. Capital Structure).

Stock-based Compensation

The Company recognizes the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company recognizes stock-based compensation cost and reverses previously recognized costs for unvested awards in the period forfeitures occur. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield (see Note 9. Stock-based Compensation Expense).

Net Loss Per Share Attributable to Ordinary Shareholders

The Company computes loss per share attributable to ordinary shareholders by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the shares (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding (see Note 8. Net Loss per Share Attributable to Common Stockholders).

Research and Development Expense

Research and development expense consist primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company’s products and services. Research and development costs are expensed as incurred.

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of September 30, 2021 and December 31, 2020.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages its operations and business as one operating segment for the purposes of allocating resources, makes operating decisions and evaluates financial performance. Minimal product revenue has been generated since inception and substantially all assets are held in the United States.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) and recognizes revenue upon the transfer of goods or services in an amount that reflects the expected consideration received in exchange for those goods or services. The Company has not generated any other revenue for the three and nine months ended September 30, 2021 and 2020.

Recent Accounting Standards

There were no significant updates to the recently issued accounting standards. Although there are several other new accounting standards issued or proposed by the FASB, the Company does not believe any of those accounting standards have had or will have a material impact on its financial position or operating results.

3. Balance Sheet Components

Property and Equipment

Property and equipment is comprised of the following:

	Unaudited September 30,	December 31,
	2021	2020
Automobiles	$325,406	$325,406
Furniture and fixtures	125,000	125,000
Computer and Equipment	35,169	26,157
Property and equipment, gross	485,575	476,563
Less: accumulated depreciation and amortization	(415,378)	(342,758)
Total property and equipment, net	$70,197	$133,805

Depreciation expense for the three months ended September 30, 2021 and 2020 was $21,913 and $22,042, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $65,998 and $66,127, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	Unaudited September 30,	December 31,
	2021	2020
Credit card payable	$45,466	$37,455
Accrued expenses	30,526	175,761
Accrued payroll	142,597	94,186
Total accrued expenses and other current liabilities	$218,588	$307,402

On March 27, 2020, the United States Congress passed the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) in response to the economic impact of the coronavirus (“COVID-19”) pandemic in the United States (see Note 13 Risks and Uncertainties). Section 2302 of the CARES Act allowed employers to defer the deposit and payment of the employer’s share of social security taxes that were otherwise required to be deposited between March 27 and December 31, 2020, and to pay the deferred taxes in two installments — with the first half due on December 31, 2021, and the remainder by December 31, 2022. Between May 1 and December 31, 2020, the Company deferred social security taxes due amounting to $135,916.

Section 2301 of the CARES Act also provided refundable employee retention credits (the “ERC”) against certain employment taxes. The Company is currently evaluating its eligibility to claim the ERC and the impact of the credits on its consolidated statement of operations.

4. Leases

The Company leases its office space under a recurring lease agreement, with the current 1-year lease agreement entered into on March 2021, expiring in February 2022. Monthly payments are approximately $15,500 and the lease can be renewed for an additional year at the option of the Company.  Future minimum payments under the primary terms of the lease are approximately $179,000 for the year ending December 31, 2021 and $31,000 in 2022 until the expiration of the lease in February 2022.

Rent expense for the three months ended September 30, 2021 and 2020 was $60,383 and $49,552, respectively.

Rent expense for the nine months ended September 30, 2021 and 2020 was $175,391and $127,599, respectively.

5. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(3,967)	$3,033
Trademark	45,000	(16,250)	28,750
Total intangible assets	$52,000	$(20,217)	$31,783

	As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(3,617)	$3,383
Trademark	45,000	(14,000)	31,000
Total intangible assets	$52,000	$(17,617)	$34,383

Amortization expense for each of the three months ended September 30, 2021, and 2020 was $867.

Amortization expense for each of the nine months ended September 30, 2021 and 2020 was $2,600.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Period ending December 31,	Amortization
Three month period ending December 2021	$866
Twelve-month period ending 2022	3,467
Twelve-month period ending 2023	3,467
Twelve-month period ending 2024	3,467
Thereafter	20,516
Total	$31,783

Years Ended December 31,	Amortization
2021	$3,467
2022	3,467
2023	3,467
2024	3,467
2025	3,467
Thereafter	17,048
Total	$34,383

6. Debt

Payroll Protection Program Note

In April 2020, the Company entered into a Note with JPMorgan Chase (the “Lender”) under the U.S. Small Business Administration (SBA) Paycheck Protection Program (“PPP”) established under Section 1102 of the CARES Act, pursuant to which the Company borrowed $695,078 (the “Note”). The Note accrues interest at a rate of 0.98% per annum and matures in 24 months from the date of the Note. The loan may be repaid at any time with no prepayment penalty. All of the funds received under the PPP had been used for qualified purposes. The Company applied for forgiveness of the loan in accordance with PPP guidelines, and in October, 2021, received approval of the forgiveness application (see Note 14 – Subsequent event).

In February 2021, the Company entered into a second Note (the “PPP2 Note”) with the Lender, pursuant to which the Lender agreed to make a loan to the Company under the PPP offered by the SBA in a principal amount of $892,115 pursuant to Title 1 of the CARES Act. The PPP2 Note matures in five years with interest accruing at 1% per annum. Proceeds of the PPP2 Note are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. All of the funds received under the PPP2 Note were used for qualified purposes during 2021. The Company applied for forgiveness of the loan in accordance with PPP guidelines, and in November, 2021, received approval of the forgiveness application (see Note 14 – Subsequent event).

7. Capital Structure

Common Stock

As of September 30, 2021 and December 31, 2020, the Company is authorized to issue 42,000,000 shares of Common Stock with a par value of $0.00001 per share. As of September 30, 2021 and December 31, 2020, the Company had 966,210 and 951,794 shares of Common Stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company’s Certificate of Incorporation authorized the Company to issue up to 21,982,491 shares of preferred stock at a par value of $0.00001, respectively.

The authorized, issued and outstanding shares of the convertible preferred stock and liquidation preferences at September 31, 2021 and December 31, 2020 were as follows:

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Amount	Gross Proceeds
Series A	10,157,843	10,157,843	0.6842	6,949,996	6,949,996
Series B	6,567,670	6,567,670	3.3939	22,290,015	22,290,015
Series C	5,256,978	5,256,978	15.7933	83,025,031	83,025,031
	21,982,491	21,982,491		112,265,042	112,265,042

Dividends

The holders of preferred stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any legally available funds. The holders of preferred stock are entitled to receive dividends, prior and in preference to dividends declared on common stock, at the rate of: Series A - $0.0411 per share per annum; Series B - $0.2036 per share per annum; and Series C - $0.9476 per share per annum. Dividends are non-cumulative and will be paid pro rata, on an equal priority, pari passu basis. After payment of preferred stock dividends, any additional dividends will be paid ratably among holders of common stock and preferred stock on an as converted to Common Stock basis. As of September 30, 2021 and December 31, 2020, no dividends have been declared.

Conversion

Each share of preferred stock is convertible to common stock at any time after the date of issuance at a rate of dividing the original issuance price by the conversion price. As the conversion price is initially equal to the original issuance price, the preferred stock is currently convertible on a 1:1 basis, subject to certain adjustments.

Voting

The holder of each share of Preferred Stock is entitled to voting rights equal to the number of shares of common stock.

Preferred stockholders shall cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible. So long as any shares of Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock, voting as a separate class, are entitled to elect one director of the Company. So long as any shares of Series B Preferred Stock remain outstanding, the holders of the Series B Preferred Stock, voting as a separate class, are entitled to elect one director of the Company. So long as any shares of Series C Preferred Stock remain outstanding, the holders of the Series C Preferred Stock, voting as a separate class, are entitled to elect one director of the Company. The holders of Common Stock, voting as a separate class, are entitled to elect two directors of the Company. The holders of Preferred Stock and Common Stock, on an as converted to basis, are entitled to elect any remaining members to the Board of Directors.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of preferred stock on a pari passu basis, are entitled to receive, prior to and in preference over holders of common stock, an amount equal to the original issuance price—Series A - $0.6842 per share; Series B - $3.3939 per share; and Series C - $15.7933 per share. 2) If the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of the shares of Preferred Stock the full amount to which they are entitled, the holders of shares of Preferred Stock shall share ratably in any distribution of the assets available for distribution in proportion to the respective amount which would otherwise be payable in respect to the share of Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Nine months Ended September 30,
	2021	2020
Net loss attributable to common stockholders	$(5,742,580)	$(6,076,084)

Basic and diluted weighted average common shares outstanding	966,210	951,794

Loss per share:
Basic and diluted	$(5.94)	$(6.38)

	Three months ended September 30,
	2021	2020
Net loss attributable to common stockholders	$(2,099,185)	$(1,762,172

Basic and diluted weighted average common shares outstanding	966,210	951,794

Loss per share:
Basic and diluted	$(2.17)	$(1.85)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred Stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Potentially dilutive securities excluded from the calculation of diluted shares outstanding are shown below:

	Nine Months Ended September 30,	Year ended December 31,
	2021	2020
Unvested restricted shares	12,861,949	10,652,680
Common shares issuable upon conversion of preferred stock	21,982,491	21,982,491

Total	34,844,440	32,635,171

9. Stock-based Compensation Expense

Stock-Based Compensation

The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, RSUs and restricted stock, and is reported in our consolidated statements of comprehensive loss.

The fair value of our stock options is estimated, using the Black-Scholes option-pricing model. The resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The Company has elected to recognize forfeitures as they occur. Stock options generally vest over four years and have a contractual term of ten years.

Determining the grant date fair value of options requires management to make assumptions and judgments. These estimates involve inherent uncertainties and if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

The assumptions and estimates for valuing stock options are as follows:

●	Fair value per share of Company’s common stock. Because there is no public market for Cyngn’s common stock, our Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the company, and the likelihood of achieving a liquidity event among other factors.

●	Expected volatility. The Company determines the expected volatility based on historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.

●	Expected term. The Company determines the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

●	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

Equity Incentive Plans

In February 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, stock appreciation rights, RSUs, performance awards, and other stock or cash awards. As of September 30, 2021 and December 31, 2020, approximately 8,206,191 and 9,821,567 shares of common stock were reserved and available for issuance under the 2013 Plan.

In July 2021, the Company’s Board of Directors passed a resolution that approved to grant options to purchase 2,692,000 shares of the Company’s common stock at $2.88 per share to certain employees of the Company under the 2013 Plan.

Options issued under the Plan generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table sets forth the summary of options activity for the year ended December 31, 2020 and the nine months ended September 30, 2021:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2020	6,971,301	$0.20	7.0	$1,399,827
Vested and expected to vest at December 31, 2020	10,892,738	$0.54	7.0	$5,860,120
Vested and exercisable at December 31, 2020	5,978,428	$0.20	6.9	$398,584

Granted	2,692,000
Exercised	(14,416)	0.23
Cancelled/forfeited	(1,056,207)	$0.21
Outstanding as of September 30, 2021	8,592,678	$1.04	6.0	$8,946,804
Vested and expected to vest at September 30, 2021	11,375,469	$0.53	7.0	$6,050,155
Vested and exercisable at September 30, 2021	5,505,018	$0.22	7.0	$1,189,368

The fair value of a stock option is estimated using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has used the simplified method in calculating the expected term of all option grants based on the vesting period and contractual term. Compensation costs related to share-based payment transactions are recognized in the financial statements upon satisfaction of the requisite service or vesting requirements.

The weighted average per share grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $0.07 and $0.07 respectively.

The following weighted average assumptions were used in estimating the grant date fair values in September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Fair value of common stock	$6.48	$0.23
Expected term (in years)	3.00	6.00
Risk-free rate	0.55%	0.68%
Expected volatility	65.0%	29.34%
Dividend yield	0%	0%

During the three months ended September 30, 2021 and 2020, we recorded stock-based compensation expense from stock options of approximately $70,400 and $46,590, respectively.

During the nine months ended September 30, 2021 and 2020, we recorded stock-based compensation expense from stock options of approximately $166,458 and $130,521, respectively.

As of December 31, 2020, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $65,247. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

10. Retirement Savings Plan

Effective November 17, 2017, the Company established the Cyngn Inc. 401(k) Plan for the exclusive benefit of all eligible employees and their beneficiaries with the intention to provide a measure of retirement security for the future. This plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and qualifies under Section 401(k) of the Internal Revenue Code. Cyngn, Inc. did not offer and has not provided a company match for its 401(k) Plan.

11. Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded income tax expense of $0 and tax expense of $0, respectively. The effective tax rate is 0% and 0% for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $0 and tax expense of $0, respectively. The effective tax rate is 0% and 0% for the nine months ended September 30, 2021 and 2020, respectively.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the nine months ended September 30, 2021, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance .

On March 27, 2020, the CARES Act was enacted in response to market conditions related to the COVID-19 pandemic. The CARES Act includes many measures to help companies, including changes that are temporary and non-income based tax laws, some of which were part of the Tax Cuts and Jobs Act. One provision of the CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020 and allows net operating losses generated in 2018 through 2020 to be carried back up to five years. The Company has made reasonable assessments in accounting for certain effects of the CARES Act that was passed. However, the provisional impacts may be refined over the prescribed measurement period.

Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2021 and December 31, 2020.

13. Risks and Uncertainties

COVID-19. A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization. While Cyngn’s business has experienced limited disruption due to this pandemic, our leadership team continues to focus on the highest level of safety measures to protect our employees. The Company is aware COVID-19 continues to present significant uncertainty in the future economic outlook for our customers and the markets we serve.

14. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through November 18, 2021, the date the financial statements were issued and determined that there were no other events requiring recognition or disclosure in the financial statements.

In October 2021, the PPP Note for $695,078 was approved for forgiveness by our lender in accordance with PPP forgiveness guidelines. The forgiveness of the Note, including accrued but unpaid interest, will be recorded as a gain on extinguishment of debt in our consolidated statements of operations in the fourth quarter of 2021.

In November 2021, the PPP2 Note for $892,115 was approved for forgiveness by our lender in accordance with PPP forgiveness guidelines. The forgiveness of the PPP2 Note, including accrued but unpaid interest, will be recorded as a gain on extinguishment of debt in our consolidated statements of operations in the fourth quarter of 2021.

On October 22, 2021, the Company consummated its IPO of 3,500,000 shares of common stock at an offering price of $7.50 per share. The IPO generated net proceeds of $23.3 million after deducting underwriting discounts, commissions and offering expenses. The Company also granted its underwriters the election to exercise a 45-day over-allotment option to purchase an additional 525,000 shares of common stock at the IPO offering price, less underwriting discounts.

At the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted to shares of common stock.

Immediately after the IPO, the Company filed an amended and restated certificate of incorporation, which became effective on October 22, 2021. The amended and restated certificate of incorporation authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, at a par value of $0.00001, and 10,000,000 shares of preferred stock at a par value of $0.00001. The rights of the holders of common stock are subject to and qualified by rights of the holders of the preferred stock.

The Company’s board of directors adopted the Cyngn Inc. 2021 Incentive Plan (the “2021 Plan”) and the Company’s stockholders holding a majority of the voting power of the Company approved the 2021 Plan. The 2021 Plan became effective immediately on adoption and replaces the 2013 Plan. However, awards outstanding under our 2013 Plan will continue to be governed by their existing terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus or the Prospectus, filed with the Securities and Exchange Commission or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended or the Securities Act), on October 21, 2021. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Prospectus. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Cyngn Inc. and its consolidated subsidiaries.

Overview

We are an autonomous vehicle (AV) technology company that is focused on addressing industrial uses for autonomous vehicles. We believe that technological innovation is needed to enable adoption of autonomous industrial vehicles that will address the substantial industry challenges that exist today. These challenges include labor shortages, lagging technological advancements from incumbent vehicle manufacturers, and high upfront investment commitment.

Industrial sites are typically rigid environments with consistent standards as opposed to city streets that have more variable environmental and situational conditions and diverse regulations. These differences in operational design domains (ODD) will be major factors that make proliferation of industrial AVs in private settings achievable with less time and resources than AVs on public roadways. Namely, safety and infrastructure challenges are cited as roadblocks that have delayed AVs from operating on public roadways at scale. Our focus on industrial AVs simplifies these challenges because industrial facilities (especially those belonging to a single end customer that operates similarly at different sites) share much more in common than different cities do. Furthermore, our end customers own their infrastructure and can make changes more easily than governments can on public roadways.

With these challenges in mind, we are developing an Enterprise Autonomy Suite (EAS) that leverages advanced in-vehicle autonomous driving technology and incorporates leading supporting technologies like data analytics, fleet management, cloud, and connectivity. EAS provides a differentiated solution that we believe will drive pervasive proliferation of industrial autonomy and create value for customers at every stage of their journey towards full automation and the adoption of Industry 4.0.

EAS is a suite of technologies and tools that we divide into three complementary categories:

1.	DriveMod, our modular industrial vehicle autonomous driving software;

2.	Cyngn Insight, our customer-facing tool suite for monitoring and managing AV fleets (including remotely operating vehicles) and aggregating/analyzing data; and

3.	Cyngn Evolve, our internal tool suite and infrastructure that facilitates artificial intelligence (AI) and machine learning (ML) training to continuously enhance our algorithms and models and provides a simulation framework (both record/rerun and synthetic scenario creation) to ensure that data collected in the field can be applied to validating new releases.

Legacy automation providers manufacture specialized industrial vehicles with integrated robotics software for rigid tasks, limiting automation to narrow uses. Unlike these specialized vehicles, EAS can be compatible with the existing vehicle assets in addition to new vehicles that have been purpose built for autonomy by vehicle manufacturers. EAS is operationally expansive, vehicle agnostic, and compatible with indoor and outdoor environments. By offering flexible autonomous services, we aim to remove barriers to industry adoption.

We understand that scaling of autonomy solutions will require an ecosystem made up of different technologies and services that are enablers for AVs. Our approach is to forge strategic collaborations with complementary technology providers that accelerate AV development and deployment, provide access to new markets, and create new capabilities. Our focus on designing DriveMod to be modular will combine with our experience deploying AV technology on diverse industrial vehicle form factors, which will be difficult for competitors to replicate.

We expect our technology to generate revenue through two main methods: deployment and EAS subscriptions. Deploying our EAS requires us and our integration partners to work with a new client to map the job site, gather data, and install our AV technology within their fleet and site. We anticipate that new deployments will yield project-based revenues based on the scope of the deployment. After deployment, we expect to generate revenues by offering EAS through a Software as a Service (SaaS) model, which can be considered the AV software component of Robotics as a Service (RaaS). Although we have not offered, and have no present intention to offer, the robotic assets ourselves directly to the end customer, our software can be part of a combined offering with third parties, such as an original equipment manufacturers (OEM).

RaaS is a subscription model that allows customers to use robots/vehicles without purchasing the hardware assets upfront. We will seek to achieve sustained revenue growth largely from ongoing SaaS-style EAS subscriptions that enable companies to tap into our ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Although EAS is not yet commercially available and both the components and the combined solution are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any recurring revenues from EAS and intend to start marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2019 and 2020. We also expect that limited paid pilot deployments in 2022 and 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

Our go-to-market strategy is to acquire new customers that use industrial vehicles in their mission-critical and daily operations by (a) leveraging the relationships and existing customers of our network of strategic partners, (b) bringing AV capabilities to industrial vehicles as a software service provider, and (c) executing a robust in-house sales and marketing effort to nurture a pipeline of industrial organizations. Our focus is on acquiring new customers who are either looking (a) to embed our technology into their vehicle product roadmaps or (b) to apply autonomy to existing fleets with our vehicle retrofits. In turn, our customers are any organizations that could utilize our EAS solution, including OEMs that supply industrial vehicles, end customers that operate their own industrial vehicles, or service providers that operate industrial vehicles for end customers.

As OEMs and leading industrial vehicle users seek to increase productivity, reinforce safer working environments, and scale their operations, we believe we are uniquely positioned to deliver a dynamic autonomy solution via our EAS to a wide variety of industrial uses. Our long-term vision is for EAS to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on nine different vehicle form factors that range from stockchasers and stand-on floor scrubbers to 14-seat shuttles and 5-meter-long cargo vehicles demonstrating the extensibility of our AV building blocks. These deployments were prototypes or part of proof-of-concept projects. Of these deployments, two were at customer sites. For one deployment we were paid $166,000 and the other was part of our normal R&D activities.

Our strategy upon establishing a customer relationship with an OEM, is to seek to embed our technology into their vehicle roadmap and expand our services to their many clients. Once we solidify an initial AV deployment with a customer, we intend to seek to expand within the site to additional vehicle platforms and/or expand the use of similar vehicles to other sites operated by the customer. This “land and expand” strategy can repeat iteratively across new vehicles and sites and is at the heart of why we believe industrial AVs that operate in geo-fenced, constrained environments are poised to create value.

Meanwhile, over $16B has been invested into passenger AV development over the last several years with negligible revenues generated and constant delays6. The $200B annual industrial equipment market (projected by 2027) is substantial, but it does not justify billions of dollars of annual research & development spend. These leading passenger AV companies will need to take the approach of first capturing the trillion-dollar markets of passenger AV to achieve their desired returns.

Initial Public Offering

On October 19, 2021, our registration statement on Form S-1 (File No. 333-259278) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the Nasdaq Capital Market or Nasdaq, on October 20, 2021. Our IPO closed on October 22, 2021. As a result, our unaudited consolidated financial statements as of September 30, 2021 do not reflect the impact of our IPO. For additional information, see Note 1 - Description of Business and Basis of Presentation.

Critical Accounting Policies and Estimates and Recent Accounting Standards

The unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, current business factors, and other assumptions that we believe are reasonable and necessary to consider to form a basis on the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ significantly from these estimates under different assumptions and conditions.

There have been no recently adopted accounting standards and recently issued accounting standards not yet adopted by the Company during the nine months ended September 30, 2021, and as of the date of this quarterly report on Form 10-Q that are of significance or potential significance to the Company. The Company does not believe that any other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its financial statements as of and for the period ending September 30,2021.

Results of Operations

Revenue

The Company has not generated any revenue for the three and nine months ended September 30, 2021 and 2020.

Research and Development

Research and development expense for the three months ended September 30, 2021 decreased by ($0.3 million) or (23.1%) to $1.2 million from $1.5 million for the three months ended September 30, 2020. The decrease is primarily attributable to the decrease in personnel engaged in the research and development of our AV technology in 2021 compared to pre-COVID-19 headcount levels in 2020. Research and development expense for the three months ended September 30, 2020 increased by $0.2 million or 17.8% to $1.5 million from $1.3 million. The increase is primarily attributable to the increase in headcount on personnel engaged in the research and development of our AV technology in 2020 compared to prior year headcount levels.

Research and development expenses for the nine months ended September 30, 2021 decreased by ($1.3 million) or (30.1%) to $2.9 million from $4.2 million for the nine months ended September 30, 2020. The decrease was primarily attributed to the impact of reduced headcount levels in engineering and other research and development personnel compared to pre-COVID-19 headcount levels. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expenses increased by approximately $0.7 million or 264.3% to $1.0 million for the three months ended September 30, 2021 from $0.3 million for the three months ended September 30, 2020. The increase was primarily attributed to the increase in personnel related costs as the Company increased staff to support being a public company during the three months ended September 30, 2021, compared to the same three-month period ended September 30, 2020.

General and administrative expenses increased by approximately $0.9 million or 46.4% to $2.8 million for the nine months ended September 30, 2021, from $1.9 million for the nine months ended September 30, 2020. The increase was driven primarily by the increase in personnel related costs and professional services necessary to support the Company’s publicly listed status.

Other Income, net

Other income, net consists primarily of interest income earned on the Company’s cash and cash equivalents, net of interest expense recognized on its Paycheck Protection Program (PPP) notes. Other income consists of gains recognized on the sale of disposed assets.

For the three months ended September 30,2021, other income, net increased by approximately $23.8 thousand to $25.9 thousand from $2.1 thousand for the three months ended September 30, 2020. The increase is attributed to the increase in other income of $18.7 thousand representing gains recognized on the disposal of assets, offset by the increase in interest expense recognized on a second PPP note for the three months ended September 30, 2021 compared to interest expense on a single PPP note for the period ended September 30, 2020.

For the nine months ended September 30,2021, other income, net decreased by approximately ($20.9 thousand) or (44.8%) to $25.8 thousand from $46.7 thousand for the nine months ended September 30, 2020. The decrease is attributed to the combined effects of: i) interest expense recognized on the two PPP notes for the nine months ended September 30, 2021 compared to a single PPP note as of September 30, 2020 and; ii) the decline in interest income resulting from both the reduction in the Company’s cash balances and the reduced level in interest rates. This was offset by an increase in other income of $24.7 thousand on gains recognized on the disposal of an automobile that had a higher resale value over its carrying book value.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents. As of September 30, 2021 and 2020, the Company had cash of approximately $1.7 million and $8.0 million respectively. On October 22, 2021, the Company closed its IPO which resulted in net proceeds of approximately $23.3 million after deducting underwriting discounts, commissions and offering expenses.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this report. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations (see Initial Public Offering above).

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $5.7 million, a decrease of ($0.2 million) or (4.5%) compared to $5.9 million for the nine months ended September 30, 2020. The decrease is primarily attributed to level of decreases in personnel-related costs and professional services of the research and development that offset by the increase in general and administrative personnel-related costs and professional services as the Company increased staff to support being a public company, both of which led to the decrease in the Company’s net loss for the period.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $29.0 thousand, consisting of $18.2 thousand in purchases of hardware equipment offset by $47.2 thousand in asset disposals.

Financing activities

Cash provided by financing activities consist of proceeds from the PPP notes and stock option exercises. The Company expects to experience increases in proceeds from option exercises to supplement the public listing of its common stock shares in future periods,

Net cash provided by financing activities of $0.9 million for the nine months ended September 30, 2021, was primarily due to proceeds from the PPP2 Note and accrued interest on both the PPP Note and PPP2 Note from the SBA.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Emerging Growth Company Status

We are an “emerging-growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the initial public offering; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, even when considering remediation efforts commenced by the Company as a result of the material weaknesses noted during the assessment of the effectiveness of the Company’s internal controls over financial reporting as of and for the years ended December 31, 2020 and 2019, our Principal Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective.

Internal Control over Financial Reporting

Other than noted, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Prospectus for our IPO filed with the SEC on October 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus for our IPO filed with the SEC on October 21, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

In July 2021, we granted options to purchase 2,692,000 shares of the Company’s common stock to certain employees of the Company under our 2013 Stock Incentive Plan with a per share exercise price of $2.88.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On October 19 2021, our Registration Statement on Form S-1 (No. 333-259278) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 3,500,000 shares of common stock at a public offering price of $7.50 per share for aggregate net cash proceeds of $23,340,325 after deducting underwriting discounts and commissions, and offering costs borne by us. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The sale and issuance of 3,500,000 shares closed on October 22 2021. Aegis Capital Corp acted as the sole book-running manager for the offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6*	Fifth Amended and Restated Certificate of Incorporation of the Company.
3.7	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.1	Offer Letter between the Company and Lior Tal dated April 17, 2016 incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.3	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.6	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.7	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 18th day of November, 2021.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial Officer)