Form 10-Q
period 2022-03-31
Cyngn Inc.
filed 2022-05-12
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 11, 2022, the issuer had 30,894,752 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(UNAUDITED)
Assets
Current assets
Cash and cash equivalents	$18,331,241	$21,945,981
Restricted cash	126,489	50,000
Prepaid expenses and other current assets	509,360	525,304
Total current assets	18,967,090	22,521,285

Property and equipment, net	308,618	102,787
Right-of-use asset	777,181	-
Intangible assets, net	30,050	30,917
Total Assets	$20,082,939	$22,654,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$94,688	$112,271
Accrued expenses and other current liabilities	172,977	295,156
Operating lease liability, current portion	548,982	-
Total current liabilities	816,647	407,427

Operating lease liability, net of current portion	228,742	-
Total liabilities	1,045,389	407,427

Commitments and contingencies (Note 12)
Stockholders’ Equity
Convertible Series A, B and C preferred stock, Par $0.00001; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized; 27,104,430 and 26,487,680 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	271	265
Common stock warrants	170,397	170,397
Additional paid-in capital	139,179,451	138,570,430
Accumulated deficit	(120,312,569)	(116,493,530)
Total stockholders’ equity	19,037,550	22,247,562

Total Liabilities and Stockholders’ Equity	$20,082,939	$22,654,989

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Revenue	$-	$-

Operating expenses:
Research and development	1,681,145	934,290
General and administrative	2,137,516	615,391
Total operating expenses	3,818,661	1,549,681

Loss from operations	(3,818,661)	(1,549,681)

Other income, net
Interest expense, net	(379)	(2,142)
Other income	1	-
Total other (expense) income, net	(378)	(2,142)

Net loss	$(3,819,039)	$(1,551,823)

Net loss per share attributable to ordinary stockholders’, basic and diluted	$(0.14)	$(1.63)

Weighted-average shares used in computing net loss per share attributable to ordinary stockholders’, basic and diluted	26,862,227	951,794

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Equity
Balance as of December 31, 2020	21,982,491	$220	951,794	$10	$-	$114,291,505	$(108,694,001)	$5,597,734
Stock-based compensation	-	-	-	-	-	7,860	-	7,860
Net loss	-	-	-	-	-	-	(1,551,823)	(1,551,823)
Balance as of March 31, 2021 (unaudited)	21,982,491	$220	951,794	$10	$-	$114,299,365	$(110,245,824)	$4,053,771

	Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	26,487,680	$265	$170,397	$138,570,430	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	616,750	6	-	88,879	-	88,885
Stock-based compensation	-	-	-	-	-	520,142	-	520,142
Net loss	-	-	-	-	-	-	(3,819,039)	(3,819,039)
Balance as of March 31, 2022 (unaudited)	-	$-	27,104,430	$271	$170,397	$139,179,451	$(120,312,569)	$19,037,550

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(3,819,039)	$(1,551,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,054	22,909
Stock-based compensation	520,142	7,860

Changes in operating assets and liabilities:
Prepaid expense, operating lease right-of-use assets, and other current assets	(808,350)	(1,897)
Accounts payable	(17,583)	(72,436)
Accrued expenses, lease liabilities, and other current liabilities	655,546	(116,049)
Net cash used in operating activities	(3,400,230)	(1,711,436)

Cash flows from investing activities
Purchase of property and equipment	(226,906)	(1,703)
Net cash used in investing activities	(226,906)	(1,703)

Cash flows from financing activities
Proceeds from note payable	-	899,790
Proceeds from exercise of stock options	88,885	-
Net cash provided by financing activities	88,885	899,790

Net decrease in cash and cash equivalents and restricted cash	(3,538,251)	(813,349)
Cash and cash equivalents and restricted cash, beginning of period	21,995,981	6,456,190
Cash and cash equivalents and restricted cash, end of period	$18,457,730	$5,642,841

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-

Supplemental disclosure of non-cash activities
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$824,292	$-
Change in deferred rent associated with ASC 842	58,676	-

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

Simultaneous with the closing of its IPO, the Company also issued 140,000 warrants (the “Purchase Warrant”) to the underwriters. Each Purchase Warrant entitles its holder the option to purchase at a future exercise date, one share of common stock at an initial exercise price of $9.375 per share, subject to certain adjustments and restrictions relating to subsequent resale and transfers.

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $3.8 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Accumulated deficit amounted to $120.3 million and $116.5 million as of March 31, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $3.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of March 31, 2022 and December 31, 2021, the Company’s unrestricted balance of cash and cash equivalents was $18.3 million and $21.9 million, respectively.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of these financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2021, and 2020, which was filed with the SEC on March 24, 2022.

The accompanying unaudited consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2021, and 2020, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year December 31, 2022.

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

Concentration of Supplier Risk

The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of March 31, 2022 and December 31, 2021.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Additionally, the Company considers investments in money market funds with a floating net asset value to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $18.3 million and $21.9 million of unrestricted cash and cash equivalents.

In addition, the Company had $126,489 and $50,000 in restricted cash as of March 31, 2022 and December 31, 2021, respectively, which is reported separately as current assets on the consolidated balance sheet. The Company’s restricted cash consists of cash not available for immediate use that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement and a letter of credit for its lease agreement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$18,331,241	$5,242,841
Restricted cash	126,489	400,000
Total Cash and cash equivalents and Restricted cash	$18,457,730	$5,642,841

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

The carrying amounts of cash equivalents, and accounts payable are reasonable estimates of their fair values due to the short-term nature of these accounts. The fair values of the Company’s share-based compensation and underwriter warrants were based on observable inputs and assumptions used in Black-Scholes valuation models derived from independent external valuations.

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

Costs related to construction activities include additions or betterments to existing property and equipment and leased facilities are accumulated during the acquisition and construction period. Costs are transferred to completed property and equipment no later than six months from the date the asset is placed in service. Depreciation commences from the date the asset is placed in service. The placed in service date is determined at the discretion of the department head with responsibility for construction activities.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) Topic 842 (“ASC 842”). All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a “right-of-use” asset and lease liability in the consolidated balance sheets as of March 31, 2022 under ASC 842 on the office space lease that was amended and renewed in February 2022. On a prospective basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

Upon adoption of ASC 842, the Company elected the “package of practical expedients” which allowed it to not reassess: (a) whether expired or existing other contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) the treatment of initial direct costs relating to any existing leases as of March 31, 2022. The package of practical expedients was made as a single election and was applied to the lease renewed in February 2022.

Upon adoption of ASC 842, the Company also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for our ground and office space leases (see Note 4. Leases).

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of and March 31, 2022 and December 31, 2021 (see Note 11. Income Taxes).

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

Net Loss Per Share Attributable to Ordinary Stockholders

The Company computes loss per share attributable to ordinary stockholders by dividing net loss attributable to ordinary stockholders by the weighted-average number of ordinary shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the shares (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding (see Note 8. Net Loss per Share Attributable to Common Stockholders).

Revenue Recognition

The Company has not generated any revenues for the three months ended March 31, 2022 and 2021.

Recent Accounting Standards

There were no significant updates to the recently issued accounting standards. Although there are several other new accounting standards issued or proposed by the Financial Accounting Standards Board (“FASB”), the Company does not believe any of those accounting standards have had or will have a material impact on its financial position or operating results.

3. Balance Sheet Components

Property and Equipment, Net

Property and equipment is comprised of the following:

	(Unaudited) March 31,	December 31,
	2022	2021
Automobiles	$288,430	$279,617
Furniture and fixtures	138,483	133,102
Computer and Equipment	184,482	76,048
Construction work in progress	104,279	-
Property and equipment, gross	715,674	488,767
Less: accumulated depreciation and amortization	(407,056)	(385,980)
Total property and equipment, net	$308,618	$102,787

Depreciation expense for the three months ended March 31, 2022 and 2021 was $21,075 and $22,042, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	(Unaudited) March 31,	December 31,
	2022	2021
Credit card payable	$1,829	$11,678
Accrued expenses	124,214	82,478
Accrued payroll	46,934	201,000
Total accrued expenses and other current liabilities	$172,977	$295,156

On March 27, 2020, the United States Congress passed the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) in response to the economic impact of the coronavirus (“COVID-19”) pandemic in the United States (see Note 13. Risks and Uncertainties). Section 2302 of the CARES Act allowed employers to defer the deposit and payment of the employer’s share of social security taxes that were otherwise required to be deposited between March 27 and December 31, 2020, and to pay the deferred taxes in two installments — with the first half due on December 31, 2021, and the remainder by December 31, 2022. As of December 31, 2021, the Company remitted $67,958 in social security taxes due that were deferred between May 1 and December 31, 2020. The remaining $67,958 is expected to be paid prior to December 31, 2022.

Section 2301 of the CARES Act also provided refundable employee retention credits (the “ERC”) against certain employment taxes. The Company is currently evaluating its eligibility to claim the ERC and the impact of the credits on its consolidated statement of operations.

4. Leases

The Company leases its office space in Menlo Park, California, under a lease agreement which expired in February 2022 and was subsequently renewed and amended for an 18 month term that expires in August 2023. Monthly payments are approximately $47,000. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under non-cancellable leases as of March 31, 2022 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheet:

Period	Operating Lease
Remainder of 2022	$419,115
2023	382,326
Total lease payments	801,441
Less: imputed interest	(23,717)
Present value of lease liabilities	$777,724

Operating lease liability, current	$548,982
Operating lease liability, net of current portion	228,742
Total operating lease liabilities	$777,724

Weighted-average remaining lease term (in years)	1.42
Weighted-average discount rate	2.96%

Lease expense under the Company’s operating lease was $78,099 and $39,595 for the three-month periods ended March 31, 2022 and 2021, respectively.

The amortization of the operating lease right-of-use assets for the three-month period ended March 31, 2022 was $47,112.

5. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(4,200)	$2,800
Trademark	45,000	(17,750)	27,250
Total intangible assets	$52,000	$(21,950)	$30,050

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(4,083)	$2,917
Trademark	45,000	(17,000)	28,000
Total intangible assets	$52,000	$(21,083)	$30,917

Amortization expense for each of the three months ended March 31, 2022, and 2021 was $867.

Estimated amortization expense for all intangible assets subject to amortization in future years as of March 31, 2022 is expected to be:

Years Ending December 31,	Amortization
Remainder of 2022	$2,600
2023	3,467
2024	3,467
2025	3,467
2026	3,467
Thereafter	13,582
Total	$30,050

6. Debt

Payroll Protection Program Note

In April 2020, the Company entered into a Note with JPMorgan Chase (the “Lender”) under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established under Section 1102 of the CARES Act, pursuant to which the Company borrowed $695,078 (the “Note”). The Note accrues interest at a rate of 0.98% per annum and matures in 24 months from the date of the Note. The Note may be repaid at any time with no prepayment penalty. All of the funds received under the PPP had been used for qualified purposes. The Company applied for forgiveness of the Note in accordance with PPP guidelines, and in October, 2021, received approval of the forgiveness application. As of March 31, 2022 and December 31, 2021, there was no outstanding balance for the Note.

In February 2021, the Company entered into a second Note (the “PPP2 Note”) with the Lender, pursuant to which the Lender agreed to make a loan to the Company under the PPP offered by the SBA in a principal amount of $892,115 pursuant to Title 1 of the CARES Act. The PPP2 Note matures in five years with interest accruing at 0.98% per annum. Proceeds of the PPP2 Note are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. All of the funds received under the PPP2 Note were used for qualified purposes during 2021. The Company applied for forgiveness of the loan in accordance with PPP guidelines, and in November, 2021, received approval of the forgiveness application. As of March 31, 2022 and December 31, 2021, there was no outstanding balance for the PPP2 Note.

7. Capital Structure

Common Stock

As of March 31, 2022 and December 31, 2021, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2022 and December 31, 2021, the Company had 27,094,430 and 26,487,680 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of March 31, 2022, there were no shares issued and outstanding against these shares.

Conversion

The Company’s convertible preferred stock shares that were outstanding at the completion of the IPO on October 20, 2021 automatically converted to shares of common stock on a 1:1 basis. As of March 31, 2021 and prior to the completion of the IPO, the Company was authorized to issue up to 21,982,491 shares of preferred stock at a par value of $0.00001.

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

Dividends

The holders of preferred stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any legally available funds. The holders of preferred stock are entitled to receive dividends, prior and in preference to dividends declared on common stock, at the rate of: Series A - $0.0411 per share per annum; Series B - $0.2036 per share per annum; and Series C - $0.9476 per share per annum. Dividends are non-cumulative and will be paid pro rata, on an equal priority, pari passu basis. After payment of preferred stock dividends, any additional dividends will be paid ratably among holders of common stock and preferred stock on an as converted to Common Stock basis. As of March 31, 2022 and December 31, 2021, no dividends have been declared.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(3,819,039)	$(1,551,823)

Basic and diluted weighted average common shares outstanding	26,862,227	951,794

Loss per share:
Basic and diluted	$(0.14)	$(1.63)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred Stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Common stock reserved for future issuance, on an as-if converted basis, are shown below as of:

	March 31,
	2022	2021
Issuance of options under stock option plan	9,250,569	5,973,366
Shares available for future stock option grants	9,392,571	10,827,940
Common shares issuable upon conversion of preferred stock	-	21,982,491

Total	18,643,140	38,783,797

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

The assumptions and estimates for valuing stock options are as follows:

●	Fair value per share of Company’s common stock. Because there was no public market for Cyngn’s common stock prior to the IPO, our Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including our actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the company, and the likelihood of achieving a liquidity event among other factors. Since our common stock began publicly trading on the NASDAQ, the value of our common stock underlying stock options has been valued based on prevailing market prices.

●	Expected volatility. Because our common stock had no publicly traded history prior to the IPO, we estimated the expected volatility using our own stock price volatility to the extent applicable or a combination of our stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options.

●	Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We estimate the expected term of options granted based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

●	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

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

As of March 31, 2022 and December 31, 2021, approximately 9,392,571 and 10,502,696 shares of common stock were reserved and available for issuance under the 2021 Plan and 2013 Plan, respectively.

Options issued under the Plan generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of March 31, 2022, and activity during the three months then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	8,769,694	$1.20	7.15	$15,746,916
Granted	1,139,500	1.45	-
Exercised	(616,750)	0.14	-	880,550
Cancelled/forfeited	(41,875)	2.88	-
Outstanding as of March 31, 2022	9,250,569	$1.29	7.38	$6,703,990
Vested and expected to vest at March 31, 2022	9,250,569	$1.29	7.38	$6,703,990
Vested and exercisable at March 31, 2022	5,187,221	$0.30	5.79	$6,493,460

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

The weighted average per share grant-date fair value of options granted during the three months ended March 31, 2022 and 2021 was $0.57 and $0, respectively.

The following weighted average assumptions were used in estimating the grant date fair values during the:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$1.45	$-
Expected term (in years)	6.05	-
Risk-free rate	2.39%	-%
Expected volatility	36.15%	-%
Dividend yield	0%	0%

During the three months ended March 31, 2022 and 2021, we recorded stock-based compensation expense from stock options of approximately $520,142 and $7,860, respectively.

As of March 31, 2022, total unrecognized stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $7,053,547. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 4.3 years.

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

11. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three months ended March 31, 2022 and 2021.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2022, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

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

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2022 and December 31, 2021.

13. Risks and Uncertainties

COVID-19

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

14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date of the financial statements were issued.

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) or pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 2,661,291 shares of Common Stock.

The Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each share of Common Stock and accompanying Common Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $3.09.

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions.

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement will be offset against the gross proceeds. The Company intends to use the net proceeds to fund its cash needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

2.	Cyngn Insight, our customer-facing tool suite for monitoring and managing AV fleets (including remotely operating vehicles) and generating/aggregating/analyzing data (including the Infinitracker asset tracker and IoT gateway device); and

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

Although EAS is not yet commercially available and both the components and the combined solution are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any recurring revenues from EAS and intend to start marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2020 and 2021. We also expect that limited paid pilot deployments in 2022 and 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

Meanwhile, over $16 billion has been invested into passenger AV development over the last several years with negligible revenues generated and constant delays. The $200 billion annual industrial equipment market (projected by 2027) is substantial, but it does not justify billions of dollars of annual research & development spend. These leading passenger AV companies will need to take the approach of first capturing the trillion-dollar markets of passenger AV to achieve their desired returns.

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

Results of Operations

Revenue

The Company has not generated any revenue for the three months ended March 31, 2022 and 2021.

Research and Development

Research and development expense for the three months ended March 31, 2022 increased by $0.7 million or 79.9% to $1.7 million from $1.0 million for the three months ended March 31, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, and R&D chargeable travel-related costs. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expenses increased by approximately $1.5 million or 247.3% to $2.1 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021. The increase was attributed to the following factors: i) an increase in personnel related costs as the Company increased staff to support being a public company during the three months ended March 31, 2022, compared to the same three-month period ended March 31, 2021; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company becoming a public company after its IPO.

Other Income, net

Other income, net consists primarily of interest income earned on the Company’s cash and cash equivalents, net of interest expense recognized on its PPP Notes.

For the three months ended March 31, 2022, other income, net increased by approximately $1,800 compared to the three months ended March 31, 2021. The increase is attributed to the increase in other income representing the present value interest recognized through March 31, 2022 on the adoption of lease accounting guidelines under ASC 842 on right-of-use assets and operating liabilities, compared to the interest expense recognized on the PPP Notes for the three months ended March 31, 2021. There were no subsequent interest expense recognized following the forgiveness by the SBA of the PPP Notes during the latter part of 2021.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had cash of approximately $18.3 million and $21.9 million, respectively. On October 22, 2021, the Company closed its IPO which resulted in net proceeds of approximately $23.3 million after deducting underwriting discounts, commissions and offering expenses.

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

Cash Flows

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.4 million, an increase of $1.7 million or 98.7% compared to $1.7 million for the three months ended March 31, 2021. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company increased staff to support being a public company, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2022 was approximately $227,000, an increase of approximately $225,000 compared to approximately $2,000 for the three months ended March 31, 2021. The increase consists of approximately $227,000 in purchases of R&D-related hardware equipment.

Financing activities

Cash provided by financing activities of approximately $89,000 represent proceeds from option exercises for the three months ended March 31, 2022, a decrease of $0.8 million or 90.1% compared to $0.9 million for the three months ended March 31, 2021. The decrease is primarily attributable to the absence of a comparable PPP Note during the three months ended March 31, 2022 compared to the PPP Note proceeds received in February, 2021 that was subsequently forgiven by the SBA in November 2021. The Company expects to experience increases in proceeds from option exercises to supplement the public listing of its common stock shares in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, that considered remediation efforts commenced by the Company as a result of the material weaknesses noted during the assessment of the effectiveness of the Company’s internal controls over financial reporting as of and for the years ended December 31, 2020 and 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sale of Unregistered Equity Securities

On April 28, 2022 pursuant to a securities purchase agreement with several institutional and accredited investors pursuant to which we sold an aggregate of (i) 3,790,322 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2,661,291 shares of common stock, and (iii) warrants to purchase up to an aggregate of 6,451,613 shares of common stock for gross proceeds to the Company of approximately $20,000,000. The combined purchase price for one share of common stock and a warrant to purchase one share of common stock is $3.10 and the combined purchase price for one pre-funded warrant to purchase one share of common stock and a warrant to purchase one share of common stock is $3.099.

We believe that the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Engagement Letter dated April 27, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on April 29, 2022.
10.2	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed with the SEC on April 29, 2022.
10.3	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on From 8-K filed with the SEC on April 29, 2022.
10.4	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on From 8-K filed with the SEC on April 29, 2022.
10.5	Form of Pre-Funded Warrant incorporated by reference to Exhibit 10.5 to the Company’s Current Report on From 8-K filed with the SEC on April 29, 2022.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May, 2022.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial Officer)