Form 10-Q
period 2022-06-30
Cyngn Inc.
filed 2022-08-11
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, the issuer had 33,627,562 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$5,601,774	$21,945,981
Restricted cash	50,000	50,000
Short-term investments	27,000,015	-
Prepaid expenses and other current assets	603,508	525,304
Total current assets	33,255,297	22,521,285

Property and equipment, net	467,671	102,787
Right of use asset, net	643,183	-
Intangible assets, net	181,880	30,917
Total Assets	$34,548,031	$22,654,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$243,531	$112,271
Accrued expenses and other current liabilities	386,605	295,156
Operating lease liability, current portion	455,545	-
Total current liabilities	1,085,681	407,427

Operating lease liability, net of current portion	189,811	-
Total liabilities	1,275,492	407,427

Commitments and contingencies (Note 12)
Stockholders’ Equity
Convertible Series A, B and C preferred stock, Par $0.00001; 10,000,000 shares authorized; none issued and outstanding as of as of June 30, 2022 and December 31, 2021	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized; 33,575,334 and 26,487,680 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	336	265
Additional paid-in capital	158,196,733	138,740,827
Accumulated deficit	(124,924,530)	(116,493,530)
Total stockholders’ equity	33,272,539	22,247,562
Total Liabilities and Stockholders’ Equity	$34,548,031	$22,654,989

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30	June 30	June 30	June 30
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	2,255,666	831,896	3,936,811	1,766,186
General and administrative	2,357,247	1,261,727	4,494,763	1,877,118
Total operating expenses	4,612,913	2,093,623	8,431,574	3,643,304

Loss from operations	(4,612,913)	(2,093,623)	(8,431,574)	(3,643,304)

Other income (expense), net
Interest expense, net	(1,607)	(3,901)	(1,986)	(6,043)
Other income	2,559	5,952	2,560	5,952
Total other income (expense), net	952	2,051	574	(91)

Net loss	$(4,611,961)	$(2,091,572)	$(8,431,000)	$(3,643,395)

Net loss per share attributable to common stockholders’, basic and diluted	$(0.15)	$(2.20)	$(0.29)	$(3.83)

Weighted-average shares used in computing net loss per share attributable to common stockholders’, basic and diluted	30,706,235	951,794	28,682,245	951,794

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Three Months Ended June 30, 2022
Balance as of March 31, 2022 (unaudited)	-	$-	27,104,430	$271	$139,349,848	$(120,312,569)	$19,037,550
Exercise of stock options	-	-	19,291	-	8,773	-	8,773
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-	-	-	-	6,132,436	-	6,132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,291	27	2,635	-	2,662
Stock-based compensation	-	-	-	-	713,570	-	713,570
Net loss	-	-	-	-	-	(4,611,961)	(4,611,961)
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Three Months Ended June 30, 2021
Balance as of March 31, 2021 (unaudited)	21,982,491	$220	951,794	$10	$114,299,365	$(110,245,824)	$4,053,771
Stock-based compensation	-	-	-	-	88,198	-	88,198
Net loss	-	-	-	-	-	(2,091,572)	(2,091,572)
Balance as of June 30, 2021 (unaudited)	21,982,491	$220	951,794	$10	$114,387,563	$(112,337,396)	$2,050,397

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Six Months Ended June 30, 2022
Balance as of December 30, 2021 (audited)	-	$-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	636,041	6	97,652	-	97,658
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-	-	-	-	6,132,436	-	6.132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,291	27	2,635	-	2,662
Stock-based compensation	-	-	-	-	1,233,712	-	1,233,712
Net loss	-	-	-	-	-	(8,431,000)	(8,431,000)
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	equity
Six Months Ended June 30, 2021
Balance as of December 31, 2020 (audited)	21,982,491	$220	951,794	$10	$114,291,505	$(108,694,001)	$5,597,734
Stock-based compensation	-	-	-	-	96,058	-	96,058
Net loss	-	-	-	-	-	(3,643,395)	(3,643,395)
Balance as of June 30, 2021 (unaudited)	21,982,491	$220	951,794	$10	$114,387,563	$(112,337,396)	$2,050,397

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(8,431,000)	$(3,643,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,102	45,818
Stock-based compensation	1,233,712	96,058

Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(902,512)	(38,329)
Accounts payable	131,260	57,036
Accrued expenses, lease liabilities, and other current liabilities	736,805	(61,126)
Net cash used in operating activities	(7,002,633)	(3,543,938)

Cash flows from investing activities
Purchase of property and equipment	(410,289)	(7,523)
Disposal of assets	-	(4,150)
Acquisition of intangible asset	(153,550)	-
Purchase of short-term investments	(27,000,000)	-
Net cash used in investing activities	(27,563,839)	(11,673)

Cash flows from financing activities
Proceeds from private placement offering, net of offering costs	18,121,945	-
Proceeds from exercise of pre-funded warrants	2,662	-
Proceeds from Paycheck Protection Program Note	-	903,802
Proceeds from exercise of stock options	97,658	-
Net cash provided by financing activities	18,222,265	903,802

Net decrease in cash and cash equivalents and restricted cash	(16,344,207)	(2,651,809)
Cash and cash equivalents and restricted cash, beginning of period	21,995,981	6,456,190
Cash and cash equivalents and restricted cash, end of period	$5,651,774	$3,804,381

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-

Supplemental disclosure of non-cash activities:
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$824,292	$-
Change in deferred rent associated with ASC 842	58,676	-
Acquisition of property and equipment included in accounts payable and accrued expenses	22,185	-

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business

CYNGN Inc., together with its subsidiaries (collectively, “Cyngn” or the “Company”) was incorporated in Delaware in 2013. Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015 and Cyngn Philippines, Inc., a Philippines corporation incorporated in 2018 are wholly owned subsidiaries. The Company is headquartered in Menlo Park, CA. Cyngn develops autonomous driving software that can be deployed on multiple vehicle types in various environments. The Company has been operating autonomous vehicles in production environments. Built and tested in difficult and diverse real-world environments, the self-driving system (DriveMod), fleet management system, and Software Development Kit combine to create a full-stack advanced autonomy solution designed to be modular, extendable, and safe. The Company operates one business segment.

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

Simultaneous with the closing of its IPO, the Company also issued 140,000 warrants (the “Purchase Warrant”) to the underwriters. Each Purchase Warrant entitles its holder the option to purchase at a future exercise date, one share of common stock at an initial exercise price of $9.375 per share, subject to certain adjustments and restrictions relating to subsequent resale and transfers. The Purchase Warrants met all the criteria for equity classification. As the Purchase Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see Note 7. Capital Structure).

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

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Warrants totaled 6,451,613. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants on a relative fair value basis and recorded the amount allocated to the Common Warrants within the additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. As the Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see Note 7. Capital Structure).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $3.09.

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions. There were no Common Warrants exercised as of June 30, 2022 (see Note 7. Capital Structure).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company intends to use the net proceeds to fund its cash needs.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $8.4 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively. Accumulated deficit amounted to $125.0 million and $116.5 million as of June 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $7.0 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of June 30, 2022, the Company’s unrestricted balance of cash and cash equivalents was $5.6 million. As of December 31, 2021, the Company’s unrestricted balance of cash and cash equivalents was $21.9 million.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this report on its consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2021, and 2020, which was filed with the SEC on March 24, 2022.

The accompanying unaudited consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2021, and 2020, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020 that have had a material impact on the consolidated financial statements and the related notes.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year December 31, 2022. These unaudited consolidated financial statements include all adjustments and accruals that are necessary for a fair statement of all interim periods reported herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company limits its concentration of risk in cash equivalents by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents.

Cash and cash equivalents maintained with domestic commercial banks generally exceed the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents. Cyngn invests in U.S. Treasury securities and carries these at amortized cost and recognizes gains and losses when realized.

Concentration of Supplier Risk

The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of June 30, 2022 and December 31, 2021.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $5.6 million and $21.9 million of cash and cash equivalents.

In addition, as of June 30, 2022 and December 31, 2021, the Company had $50,000 in restricted cash reported separately as current assets on its consolidated balance sheets. The Company’s restricted cash consists of cash that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$5,601,774	$3,404,381
Restricted cash	50,000	400,000
Total cash and cash equivalents and restricted cash	$5,651,774	$3,804,381

The Company considers short-term investments, exclusive of cash equivalents, to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB’) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities” and recorded these at its amortized cost on the accompanying consolidated balance sheet as of June 30, 2022.

Fair Value of Financial Instruments

The Company complies with the accounting guidance under ASC Topic 820, “Fair Value Measurements” that defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash equivalents and accounts payable are reasonable estimates of their fair value due to the short-term nature of these accounts.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Assets are held as construction work in progress until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life.

Property and Equipment	Estimated useful lives
Computer and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or remaining lease term
Automobile	5 years

Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”). All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a “right-of-use” asset and lease liability in the consolidated balance sheets under ASC 842 on the office space lease that was amended and renewed in February 2022. On a prospective basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

Upon adoption of ASC 842, the Company elected the “package of practical expedients” which allowed it to not reassess: (a) whether expired or existing other contracts are or contain leases, (b) the lease classification for any expired or existing leases, and (c) the treatment of initial direct costs relating to any existing leases as of the adoption date. The package of practical expedients was made as a single election and was applied to the lease renewed in February 2022.

Upon adoption of ASC 842, the Company also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for its ground and office space leases (see Note 4. Leases).

Long-Lived Assets and Finite Lived Intangibles

The Company has finite lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to the intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, Business Combination, the agreement was treated an asset acquisition rather than a business combination.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of June 30, 2022 and December 31, 2021 (see Note 11. Income Taxes).

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

Net Loss Per Share Attributable to Common Stockholders

The Company computes loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the shares (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding (see Note 8. Net Loss per Share Attributable to Common Stockholders).

Revenue Recognition

The Company has not generated any revenues for the three months ended June 30, 2022 and 2021, and the six months ended June 30, 2022 and 2021.

Recent Accounting Standards

There were no significant updates to the recently issued accounting standards. Although there are several other new accounting standards issued or proposed by the FASB, the Company does not believe any of those accounting standards have had or will have a material impact on its financial position or operating results.

3. Balance Sheet Components

Fair value of Financial Instruments

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. In addition to its cash and cash equivalents, the Company’s short-term investments consisted of U.S. government treasury bills whose fair values are determined by Level 1 inputs utilizing quoted prices in active markets for identical assets:

	Level 1		Level 2	Level 3	Total
June 30, 2022
Cash and cash equivalents
Cash at banks	$5,651,774		$-	$-	$5,651,774
Short-term investments, net
U.S. government securities	26,958,781	[1]	-	-	26,958,781
Total	$32,610,555		$-	$-	$32,610,555

[1]	Stated at fair values, net of unrealized holding (loss) of $41,233 and dividends of $15.

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash and cash equivalents
Cash at banks	$21,995,981	$-	$-	$21,995,981
Total	$21,995,981	$-	$-	$21,995,981

There were no transfers between Level 1, Level 2, or Level 3 financial instruments in the three months ended June 30, 2022 and 2021, and in the six months ended June 30, 2022 and 2021.

The Company held no recurring financial liabilities as of June 30, 2022 or December 31, 2021.

Property and Equipment

Property and equipment is comprised of the following:

	(Unaudited) June 30,	December 31,
	2022	2021
Automobiles	$361,724	$279,617
Furniture and fixtures	139,501	133,102
Computer and equipment	276,257	76,048
Construction work in progress	121,574	-
Property and equipment, gross	899,056	488,767
Less: accumulated depreciation	(431,385)	(385,980)
Total property and equipment, net	$467,671	$102,787

Depreciation expense for the three months ended June 30, 2022 and 2021 was $24,330 and $22,044, respectively, and for the six months ended June 30, 2022 and 2021 was $45,405 and $44,086, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	(Unaudited) June 30,	December 31,
	2022	2021
Credit card payable	$6,750	$11,678
Accrued expenses	138,734	82,478
Accrued payroll	241,121	201,000
Total accrued expenses and other current liabilities	$386,605	$295,156

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

The Company’s future lease payments under non-cancellable leases as of June 30, 2022 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheet:

Period	Operating Lease
Remainder of 2022	$279,410
2023	382,326
Total lease payments	661,736
Less: imputed interest	(16,380)
Present value of lease liabilities	$645,356

Operating lease liability, current	$455,545
Operating lease liability, net of current portion	189,811
Total operating lease liabilities	$645,356

Weighted-average remaining lease term (in years)	1.17
Weighted-average discount rate	3.44%

Lease expense under the Company’s operating lease was $157,869 and $75,287 for the three months ended June 30, 2022 and 2021, respectively, and $235,968 and $114,882 for the six months ended June 30, 2022 and 2021, respectively.

The amortization of the operating lease right-of-use assets totaled $133,998 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $181,110 and $0 for the six months ended June 30, 2022 and 2021, respectively.

5. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$60,550	$(4,614)	$55,936
Trademark	45,000	(18,500)	26,500
Rights to intellectual property	100,000	(556)	99,444
Total intangible assets	$205,550	$(23,670)	$181,880

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(4,083)	$2,917
Trademark	45,000	(17,000)	28,000
Total intangible assets	$52,000	$(21,083)	$30,917

Amortization expense for the three months ended June 30, 2022 and 2021 was $1,720 and $866, respectively, and for the six months ended June 30, 2022 and 2021 was $2,587 and $1,733, respectively.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ending December 31,	Amortization
Remainder of 2022	$6,852
2023	10,688
2024	10,688
2025	10,688
2026	10,688
Thereafter	132,276
Total	$181,880

6. Debt

Paycheck Protection Program Note

In April 2020, the Company entered into a Note with JPMorgan Chase (the “Lender”) under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established under Section 1102 of the CARES Act, pursuant to which the Company borrowed $695,078 (the “Note”). The Note accrues interest at a rate of 0.98% per annum and matures in 24 months from the date of the Note. The Note may be repaid at any time with no prepayment penalty. All of the funds received under the PPP had been used for qualified purposes. The Company applied for forgiveness of the Note in accordance with PPP guidelines, and in October, 2021, received approval of the forgiveness application. As of June 30, 2022 and December 31, 2021, there was no outstanding balance for the Note.

In February 2021, the Company entered into a second Note (the “PPP2 Note”) with the Lender, pursuant to which the Lender agreed to make a loan to the Company under the PPP offered by the SBA in a principal amount of $892,115 pursuant to Title 1 of the CARES Act. The PPP2 Note matures in five years with interest accruing at 0.98% per annum. Proceeds of the PPP2 Note are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. All of the funds received under the PPP2 Note were used for qualified purposes during 2021. The Company applied for forgiveness of the loan in accordance with PPP guidelines, and in November, 2021, received approval of the forgiveness application. As of June 30, 2022 and December 31, 2021, there was no outstanding balance for the PPP2 Note.

7. Capital Structure

Common Stock

As of June 30, 2022 and December 31, 2021, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2022 and December 31, 2021, the Company had 33,575,334 and 26,487,680 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Warrants

The following warrants were outstanding as of June 30, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement)	6,451,613	$2.98	April 2027	$6,132,436
Total	6,591,613			$6,302,833

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

The Company used the following assumptions:

	Initial Public Offering	Private Placement
	Warrants	Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of June 30, 2022, there were no shares issued and outstanding against these shares.

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

Dividends

The holders of preferred stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any legally available funds. The holders of preferred stock are entitled to receive dividends, prior and in preference to dividends declared on common stock, at the rate of: Series A - $0.0411 per share per annum; Series B - $0.2036 per share per annum; and Series C - $0.9476 per share per annum. Dividends are non-cumulative and will be paid pro rata, on an equal priority, pari passu basis. After payment of preferred stock dividends, any additional dividends will be paid ratably among holders of common stock and preferred stock on an as converted to Common Stock basis. As of June 30, 2022 and December 31, 2021, no dividends have been declared.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three months ended June 30,
	2022	2021
Net loss attributable to common stockholders	$(4,611,961)	$(2,091,572)

Basic and diluted weighted average common shares outstanding	30,706,235	951,794

Loss per share:
Basic and diluted	$(0.15)	$(2.20)

	Six months ended June 30,
	2022	2021
Net loss attributable to common stockholders	$(8,431,000)	$(3,643,395)

Basic and diluted weighted average common shares outstanding	26,682,245	951,794

Loss per share:
Basic and diluted	$(0.29)	$(3.83)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred Stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Common stock reserved for future issuance, on an as-if converted basis, are shown below as of:

	June 30,
	2022	2021
Issuance of options under stock option plan	9,708,436	5,923,887
Shares available for future stock option grants	8,911,339	10,877,419
Common shares issuable upon conversion of preferred stock	-	21,982,491

Total	18,619,775	38,783,797

9. Stock-based Compensation Expense

Stock-Based Compensation

The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock, and is reported in our consolidated statements of comprehensive loss.

The fair value of the Company’s stock options is estimated, using the Black-Scholes option-pricing model. The resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The Company has elected to recognize forfeitures as they occur. Stock options generally vest over four years and have a contractual term of ten years.

Determining the grant date fair value of options requires management to make assumptions and judgments. These estimates involve inherent uncertainties and if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

The assumptions and estimates for valuing stock options are as follows:

●	Fair value per share of Company’s common stock. Because there was no public market for Cyngn’s common stock prior to the IPO, its Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including its actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the company, and the likelihood of achieving a liquidity event among other factors. Since the Company’s common stock began publicly trading on the NASDAQ, the value of its common stock underlying stock options or RSUs have been valued based on prevailing market prices.

●	Expected volatility. Because the Company’s common stock had no publicly traded history prior to the IPO, it estimated the expected volatility using its own stock price volatility to the extent applicable or a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options.

●	Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company estimates the expected term of options granted based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

●	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

Equity Incentive Plans

In February 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, stock appreciation rights, RSUs, performance awards, and other stock or cash awards.

In October 2021, the Company’s Board of Directors adopted the Cyngn Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaces the 2013 Plan. However, awards outstanding under the 2013 Plan will continue to be governed by their existing terms.

As of June 30, 2022 and December 31, 2021, approximately 8,911,339 and 10,502,696 shares of common stock were reserved and available for issuance under the 2021 Plan and 2013 Plan, respectively.

Options issued under the Plan generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of June 30, 2022, and activity during the six months then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	8,769,694	$1.20	7.15	$15,746,916
Granted	1,384,500	1.95	-
Exercised	(636,041)	0.15	-	931,660
Cancelled/forfeited	(50,209)	2.88	-
Outstanding as of June 30, 2022	9,467,944	$1.37	7.20	$5,082,634
Vested and expected to vest at June 30, 2022	9,467,944	$1.37	7.20	$5,082,634
Vested and exercisable at June 30, 2022	5,409,688	$0.37	5.63	$5,019,382

The following table summarizes information about the Company’s RSUs as of June 30, 2022, and activity during the six months then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2021	-	$-
RSUs granted	244,566	5.52
RSUs vested	(4,074)	5.52
RSUs forfeited	-	-
Unvested Shares at June 30, 2022	240,492	$5.52

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

The weighted average per share grant-date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.77 and $0, respectively.

The following weighted average assumptions were used in estimating the grant date fair values during the:

	Six Months Ended June 30,
	2022	2021
Fair value of common stock	$1.95	$-
Expected term (in years)	6.06	-
Risk-free rate	2.49%	-%
Expected volatility	36.23%	-%
Dividend yield	0%	0%

We recorded stock-based compensation expense from stock options and RSUs of approximately $713,570 and $88,198, during the three months ended June 30, 2022 and 2021, respectively, and $1,233,712 and $96,058, during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, total unrecognized stock-based compensation cost related to outstanding unvested stock options and unvested RSUs that are expected to vest was $8,112,136. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.7 years.

10. Retirement Savings Plan

Effective November 17, 2017, the Company established the Cyngn Inc. 401(k) Plan for the exclusive benefit of all eligible employees and their beneficiaries with the intention to provide a measure of retirement security for the future. This plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and qualifies under Section 401(k) of the Internal Revenue Code. Cyngn Inc. did not offer and has not provided a company match for its 401(k) Plan.

11. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and six months ended June 30, 2022 and 2021.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2022, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

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

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2022 and 2021.

13. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●	Rising interest rates and its impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going-concern assessments;

●	Effects of the Russia-Ukraine conflict such as possible cyberattacks and potential disruptions in the banking systems and capital market and the supply chain;

●	Other factors beyond its control such as natural disasters, terrorism, civil unrest, infectious diseases and pandemics including COVID-19 and its variants

The Company is unable to predict and quantify at this time the extent of the related potential adverse effects but continuously monitors these risks and uncertainties on its future operations and financial performance.

14. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no other events requiring recognition or disclosure in the financial statements.

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

Overview

We are an autonomous vehicle (“AV”) technology company that is focused on addressing industrial uses for autonomous vehicles. We believe that technological innovation is needed to enable adoption of autonomous industrial vehicles that will address the substantial industry challenges that exist today. These challenges include labor shortages, lagging technological advancements from incumbent vehicle manufacturers, and high upfront investment commitment.

Industrial sites are typically rigid environments with consistent standards as opposed to city streets that have more variable environmental and situational conditions and diverse regulations. These differences in operational design domains (“ODD”) will be major factors that make proliferation of industrial AVs in private settings achievable with less time and resources than AVs on public roadways. Namely, safety and infrastructure challenges are cited as roadblocks that have delayed AVs from operating on public roadways at scale. Our focus on industrial AVs simplifies these challenges because industrial facilities (especially those belonging to a single end customer that operates similarly at different sites) share much more in common than different cities do. Furthermore, our end customers own their infrastructure and can make changes more easily than governments can on public roadways.

With these challenges in mind, we are developing an Enterprise Autonomy Suite (“EAS”) that leverages advanced in-vehicle autonomous driving technology and incorporates leading supporting technologies like data analytics, asset tracking, fleet management, cloud, and connectivity. EAS provides a differentiated solution that we believe will drive pervasive proliferation of industrial autonomy and create value for customers at every stage of their journey towards full automation and the adoption of Industry 4.0.

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

3.	Cyngn Evolve, our internal tool suite and infrastructure that facilitates artificial intelligence (“AI”) and machine learning (“ML”) training to continuously enhance our algorithms and models and provides a simulation framework (both record/rerun and synthetic scenario creation) to ensure that data collected in the field can be applied to validating new releases.

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

We expect our technology to generate revenue through two main methods: deployment and EAS subscriptions. Deploying our EAS requires us and our integration partners to work with a new client to map the job site, gather data, and install our AV technology within their fleet and site. We anticipate that new deployments will yield project-based revenues based on the scope of the deployment. After deployment, we expect to generate revenues by offering EAS through a Software as a Service (“SaaS”) model, which can be considered the AV software component of Robotics as a Service (“RaaS”). Although we have not offered, and have no present intention to offer, the robotic assets ourselves directly to the end customer, our software can be part of a combined offering with third parties, such as an OEM.

RaaS is a subscription model that allows customers to use robots/vehicles without purchasing the hardware assets upfront. We will seek to achieve sustained revenue growth largely from ongoing SaaS-style EAS subscriptions that enable companies to tap into our ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Although EAS is not yet commercially available and both the components and the combined solution are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any recurring revenues from EAS but intend to start marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2020 and 2021. We also expect that limited paid pilot deployments in 2022 and 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

Our go-to-market strategy is to acquire new customers that use industrial vehicles in their mission-critical and daily operations by (a) leveraging the relationships and existing customers of our network of strategic partners, (b) bringing AV capabilities to industrial vehicles as a software service provider, and (c) executing a robust in-house sales and marketing effort to nurture a pipeline of industrial organizations. Our focus is on acquiring new customers who are either looking (a) to embed our technology into their vehicle product roadmaps or (b) to apply autonomy to existing fleets with our vehicle retrofits. In turn, our customers are any organizations that could utilize our EAS solution, including original equipment manufacturers (“OEMs”) that supply industrial vehicles, end customers that operate their own industrial vehicles, or service providers that operate industrial vehicles for end customers.

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

Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 140,000 shares of its common stock. Additionally, in connection with the Private Placement offering completed on April 29, 2022, 6,451,613 shares are issuable upon exercise of common warrants, or the “Common Warrants”, each exercisable into one share of common stock at an exercise price per share of $2.98, expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

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

Results of Operations

Revenue

The Company has not generated any revenue for the three and six months ended June 30, 2022 and 2021.

Research and Development

Research and development expense for the three months ended June 30, 2022 increased by $1.4 million or 171% to $2.3 million from $0.8 million for the three months ended June 30, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, and R&D chargeable travel-related costs. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

Research and development expense for the six months ended June 30, 2022 increased by $2.2 million or 123% to $3.9 million from $1.8 million for the six months ended June 30, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, and R&D chargeable travel-related costs. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expenses increased by approximately $1.1 million or 87% to $2.4 million for the three months ended June 30, 2022 from $1.3 million for the three months ended June 30, 2021. The increase was attributed to the following factors: i) an increase in personnel related costs, including provisions for stock-based compensation expense; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company Initial Public Offering.

General and administrative expenses increased by approximately $2.6 million or 139% to $4.5 million for the six months ended June 30, 2022 from $1.9 million for the six months ended June 30, 2021. The increase was attributed to the following factors: i) an increase in personnel related costs, including provisions for stock-based compensation expense, as the Company increased staff to support being a public company; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company becoming a public company.

Other Income, net

Other income, net consists primarily of: a) interest expense representing the present value interest on the adoption of lease accounting guidelines under ASC 842 on right-of-use assets and operating liabilities, and interest expense recognized on its PPP Notes, net of interest income earned on the Company’s cash and cash equivalents.

For the three months ended June 30, 2022, other income, net decreased by approximately $1 thousand compared to the three months ended June 30, 2021. The decrease is attributed to the interest expense recognized on the PPP Notes for the three months ended June 30, 2021. There were no subsequent interest expense recognized following the forgiveness by the SBA of the PPP Notes during the latter part of 2021.

For the six months ended June 30, 2022, other income, net increased by approximately $1 thousand compared to the six months ended June 30, 2021. The increase is attributed to the increase in interest expense representing the present value interest recognized through June 30, 2022 on the adoption of lease accounting guidelines, compared to the interest expense recognized on the PPP Notes for the six months ended June 30, 2021. There were no subsequent interest expense recognized following the forgiveness by the SBA of the PPP Notes during the latter part of 2021.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and cash equivalents and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with maturities between three to nine months. As of June 30, 2022 and December 31, 2021, the Company had cash of approximately $5.6 million and $21.9 million, respectively. On October 22, 2021, the Company closed its IPO which resulted in net proceeds of approximately $23.3 million after deducting underwriting discounts, commissions and offering expenses. Additionally, on April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

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

Cash Flows

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $7.0 million, an increase of $3.5 million compared to $3.5 million for the six months ended June 30, 2021. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company increased staff to support being a public company, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was approximately $27.6 million, an increase of approximately $27.6 million compared to approximately $11.7 thousand for the six months ended June 30, 2021. The increase consists of purchases of short-term investments of $27.0 million and approximately $0.6 million in purchases of R&D-related hardware equipment and acquisition of intangible asset.

Financing activities

Cash provided by financing activities of approximately $18.2 million represent proceeds from the private placement offering and option exercises during the six months ended June 30, 2022, an increase of $17.3 million compared to $0.9 million for the six months ended June 30, 2021. The increase offsets the absence of a comparable PPP Note during the six months ended June 30, 2022 compared to the PPP Note proceeds received in February, 2021 that was subsequently forgiven by the SBA in November 2021. The Company expects to experience increases in proceeds from option exercises to supplement the public listing of its common stock shares in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, and the material weakness noted below during the assessment of the Company’s internal controls over financial reporting as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

During the assessment of our internal controls over financial reporting, the following was identified as a material weakness: Ineffective oversight of third parties engaged to assist in the Company's financial reporting and disclosure process. The SEC defines ‘material weakness’ as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. While we are in the process of adopting remediation procedures related to this identified material weakness, there can be no assurance that such remedies will be effective. In addition, if this is not remediated, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11th day of August, 2022.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial Officer)