Form 10-Q
period 2022-09-30
Cyngn Inc.
filed 2022-11-10
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, the issuer had 33,680,790 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021

Assets
Current assets
Cash	$5,631,256	$21,945,981
Restricted cash	50,000	50,000
Short-term investments	21,987,662	-
Prepaid expenses and other current assets	536,758	525,304
Total current assets	28,205,676	22,521,285

Property and equipment, net	654,642	102,787
Right of use asset, net	507,857	-
Intangible assets, net	364,382	30,917
Total Assets	$29,732,557	$22,654,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$299,069	$112,271
Accrued expenses and other current liabilities	135,020	295,156
Operating lease liability	511,660	-
Total current liabilities	945,749	407,427

Commitments and contingencies (Note 12)
Stockholders’ Equity
Convertible Series A, B and C preferred stock, Par $0.00001; 10,000,000 shares authorized; none issued and outstanding as of as of September 30, 2022 and December 31, 2021	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized; 33,672,636 and 26,487,680 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	337	265
Additional paid-in capital	158,970,365	138,740,827
Accumulated deficit	(130,183,894)	(116,493,530)
Total stockholders’ equity	28,786,808	22,247,562
Total Liabilities and Stockholders’ Equity	$29,732,557	$22,654,989

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development	2,725,919	1,151,109	6,662,730	2,917,295
General and administrative	2,552,418	973,943	7,047,181	2,851,061
Total operating expenses	5,278,337	2,125,052	13,709,911	5,768,356

Loss from operations	(5,278,337)	(2,125,052)	(13,709,911)	(5,768,356)

Other income (expense), net
Interest income (expense), net	4,677	(3,989)	2,691	(10,032)
Other income	14,296	29,856	16,856	35,808
Total other income, net	18,973	25,867	19,547	25,776

Net loss	$(5,259,364)	$(2,099,185)	$(13,690,364)	$(5,742,580)

Net loss per share attributable to common stockholders’, basic and diluted	$(0.16)	$(2.17)	$(0.45)	$(5.94)

Weighted-average shares used in computing net loss per share attributable to common stockholders’, basic and diluted	33,636,362	966,210	30,432,122	966,210

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2022
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539
Exercise of stock options	-	-	81,000	1	16,510	-	16,511
Issuance of common stock in connection with issued RSUs	-	-	16,302	-	-	-	-
Stock-based compensation	-	-	-	-	757,122	-	757,122
Net loss	-	-	-	-	-	(5,259,364)	(5,259,364)
Balance as of September 30, 2022	-	$-	33,672,636	$337	$158,970,365	$(130,183,894)	$28,786,808

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30, 2021
Balance as of June 30, 2021	21,982,491	$220	951,794	$10	$114,387,563	$(112,337,396)	$2,050,397
Exercise of stock options	-	-	14,416	-	8,080	-	8,080
Stock-based compensation	-	-	-	-	70,400	-	70,400
Net loss	-	-	-	-	-	(2,099,185)	(2,099,185)
Balance as of September 30, 2021	21,982,491	$220	966,210	$10	$114,466,043	$(114,436,581)	$29,692

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Nine Months Ended September 30, 2022
Balance as of December 30, 2021	-	$-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	717,041	7	114,162	-	114,169
Issuance of common stock in connection with issued RSUs	-	-	16,302	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-	-	-	-	6,132,436	-	6,132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,291	27	2,635	-	2,662
Stock-based compensation	-	-	-	-	1,990,834	-	1,990,834
Net loss	-	-	-	-	-	(13,690,364)	(13,690,364)
Balance as of September 30, 2022	-	$-	33,672,636	$337	$158,970,365	$(130,183,894)	$28,786,808

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Nine Months Ended September 30, 2021
Balance as of December 31, 2020	21,982,491	$220	951,794	$10	$114,291,505	$(108,694,001)	$5,597,734
Exercise of stock options	-	-	14,416	-	8,080	-	8,080
Stock-based compensation	-	-	-	-	166,458	-	166,458
Net loss	-	-	-	-	-	(5,742,580)	(5,742,580)
Balance as of September 30, 2021	21,982,491	$220	966,210	$10	$114,466,043	$(114,436,581)	$29,692

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(13,690,364)	$(5,742,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411,512	68,597
Stock-based compensation	1,990,834	166,458
Gain on disposal of asset	-	(31,356)
Realized gain on short-term investments	(13,541)	-
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(835,747)	(268,930)
Accounts payable	186,797	211,957
Accrued expenses, lease liabilities, and other current liabilities	351,524	(88,812)
Net cash used in operating activities	(11,598,985)	(5,684,666)

Cash flows from investing activities
Purchase of property and equipment	(639,545)	(18,224)
Disposal of assets	-	47,189
Acquisition of intangible asset	(340,850)	-
Purchase of short-term investments	(27,000,000)	-
Proceeds from maturity of short-term investments	5,025,879	-
Net cash (used in) provided by investing activities	(22,954,516)	28,965

Cash flows from financing activities
Proceeds from private placement offering, net of offering costs	18,121,945	-
Proceeds from exercise of pre-funded warrants	2,662	-
Proceeds from Paycheck Protection Program Note	-	892,115
Proceeds from exercise of stock options	114,169	8,080
Net cash provided by financing activities	18,238,776	900,195

Net decrease in cash and restricted cash	(16,314,725)	(4,755,506)
Cash and restricted cash, beginning of period	21,995,981	6,456,190
Cash and restricted cash, end of period	$5,681,256	$1,700,684

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-

Supplemental disclosure of non-cash activities:
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$824,292	$-
Acquisition of property and equipment included in accounts payable and accrued expenses	28,854	-

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

Simultaneous with the closing of its IPO, the Company also issued 140,000 warrants (the “Purchase Warrant”) to the underwriters. Each Purchase Warrant entitles its holder the option to purchase at a future exercise date, one share of common stock at an initial exercise price of $9.375 per share, subject to certain adjustments and restrictions relating to subsequent resale and transfers. The Purchase Warrants are currently exercisable and expire on October 18, 2026. The Purchase Warrants met all the criteria for equity classification and as such, do not require subsequent remeasurement after the issuance (see Note 7. Capital Structure).

At the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted to shares of common stock (see Note 7. Capital Structure).

Immediately after the IPO, the Company filed an amended and restated certificate of incorporation, which became effective on October 22, 2021. The amended and restated certificate of incorporation authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, at a par value of $0.00001, and 10,000,000 shares of preferred stock at a par value of $0.00001. The rights of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Warrants totaled 6,451,613. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. As the Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see Note 7. Capital Structure).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $3.09.

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions. There were no Common Warrants exercised as of September 30, 2022 (see Note 7. Capital Structure).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company intends to use the net proceeds to fund its cash needs.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $13.7 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively. Accumulated deficit amounted to $130.2 million and $116.5 million as of September 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $11.6 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of September 30, 2022, the Company’s unrestricted balance of cash was $5.6 million and the short-term investments balance was $22.0 million. As of December 31, 2021, the Company’s unrestricted balance of cash was $21.9 million. The Company did not hold any investments as of December 31, 2021.

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this report on its consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2021, and 2020, which was filed with the SEC on March 24, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, which is placed with high-credit-quality financial institutions, and at times exceeds federally insured limits.

Cash maintained with domestic financial institutions generally exceed the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash. Cyngn invests in U.S. Treasury securities and carries these at amortized cost and recognizes gains and losses when realized.

Concentration of Supplier Risk

The Company is not currently in the production stage and generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of September 30, 2022 and December 31, 2021.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $5.6 million and $21.9 million of cash and no cash equivalents.

In addition, as of September 30, 2022 and December 31, 2021, the Company had $50,000 in restricted cash reported separately as current assets on its consolidated balance sheets. The Company’s restricted cash consists of cash that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement.

The following table provides a reconciliation of cash and restricted cash to amounts shown in the consolidated statements of cash flows:

	September 30,
	2022	2021
Cash	$5,631,256	$1,650,684
Restricted cash	50,000	50,000
Total cash and restricted cash	$5,681,256	$1,700,684

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB’) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities” and recorded these at its amortized cost on the accompanying consolidated balance sheet as of September 30, 2022.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2022 and December 31, 2021 (see Note 11. Income Taxes).

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

Revenue Recognition

The Company has not generated any revenues for the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021.

Recent Accounting Standards

There were no significant updates to the recently issued accounting standards. Although there are several other new accounting standards issued or proposed by the FASB, the Company does not believe any of those accounting standards have had or will have a material impact on its financial position or operating results.

3. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at adjusted cost and, as a result, are not remeasured to fair value on a recurring basis. As of September 30, 2022, the adjusted cost of the Company’s U.S. government treasury bills totaled $22.0 million, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within six months of September 30, 2022. The Company did not hold any investments as of December 31, 2021.

Property and Equipment

Property and equipment is comprised of the following:

	September 30,	December 31,
	2022	2021
Automobiles	$397,816	$279,617
Furniture and fixtures	176,280	133,102
Computer and equipment	366,522	76,048
Leasehold improvement	57,451	-
Construction work in progress	130,243	-
Property and equipment, gross	1,128,312	488,767
Less: accumulated depreciation	(473,670)	(385,980)
Total property and equipment, net	$654,642	$102,787

Depreciation expense for the three months ended September 30, 2022 and 2021 was $42,285 and $21,913, respectively, and for the nine months ended September 30, 2022 and 2021 was $87,690 and $65,998, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2022	2021
Credit card payable	$19,672	$11,678
Accrued expenses	47,390	82,478
Accrued payroll	67,958	201,000
Total accrued expenses and other current liabilities	$135,020	$295,156

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

The Company’s future lease payments under non-cancellable leases as of September 30, 2022 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheet:

Period	Operating Lease
Remainder of 2022	$139,705
2023	382,326
Total lease payments	522,031
Less: imputed interest	(10,371)
Present value of lease liabilities, all current	$511,660

Weighted-average remaining lease term (in years)	0.92
Weighted-average discount rate	3.92%

Lease expense under the Company’s operating lease was $142,037 and $60,383 for the three months ended September 30, 2022 and 2021, respectively, and $375,610 and $175,391 for the nine months ended September 30, 2022 and 2021, respectively.

The amortization of the operating lease right-of-use assets totaled $135,326 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $316,436 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

5. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$247,850	$(6,996)	$240,854
Trademark	45,000	(19,250)	25,750
Rights to intellectual property	100,000	(2,222)	97,778
Total intangible assets	$392,850	$(28,468)	$364,382

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(4,083)	$2,917
Trademark	45,000	(17,000)	28,000
Total intangible assets	$52,000	$(21,083)	$30,917

Amortization expense for the three months ended September 30, 2022 and 2021 was $4,798 and $867, respectively, and for the nine months ended September 30, 2022 and 2021 was $7,385 and $2,600, respectively.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years Ending December 31,	Amortization
Remainder of 2022	$6,547
2023	26,190
2024	26,190
2025	26,190
2026	26,190
Thereafter	253,075
Total	$364,382

6. Debt

Paycheck Protection Program Note

In April 2020, the Company entered into a Note with JPMorgan Chase (the “Lender”) under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established under Section 1102 of the CARES Act, pursuant to which the Company borrowed $695,078 (the “Note”). The Note accrues interest at a rate of 0.98% per annum and matures in 24 months from the date of the Note. The Note may be repaid at any time with no prepayment penalty. All of the funds received under the PPP had been used for qualified purposes. The Company applied for forgiveness of the Note in accordance with PPP guidelines, and in October, 2021, received approval of the forgiveness application. As of September 30, 2022 and December 31, 2021, there was no outstanding balance for the Note.

In February 2021, the Company entered into a second Note (the “PPP2 Note”) with the Lender, pursuant to which the Lender agreed to make a loan to the Company under the PPP offered by the SBA in a principal amount of $892,115 pursuant to Title 1 of the CARES Act. The PPP2 Note matures in five years with interest accruing at 0.98% per annum. Proceeds of the PPP2 Note are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. All of the funds received under the PPP2 Note were used for qualified purposes during 2021. The Company applied for forgiveness of the loan in accordance with PPP guidelines, and in November, 2021, received approval of the forgiveness application. As of September 30, 2022 and December 31, 2021, there was no outstanding balance for the PPP2 Note.

7. Capital Structure

Common Stock

As of September 30, 2022 and December 31, 2021, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2022 and December 31, 2021, the Company had 33,672,636 and 26,487,680 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Warrants

The following warrants were outstanding as of September 30, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement)	6,451,613	$2.98	April 2027	6,132,436
Total	6,591,613			$6,302,833

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements. The warrants are not marked-to-market each reporting period, thus there is no impact to earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to common stock and additional paid-in capital in equity.

The Company used the following assumptions:

	Initial Public Offering	Private Placement
	Warrants	Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of September 30, 2022, there were no shares issued and outstanding against these shares.

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

Dividends

The holders of preferred stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any legally available funds. The holders of preferred stock are entitled to receive dividends, prior and in preference to dividends declared on common stock, at the rate of: Series A - $0.0411 per share per annum; Series B - $0.2036 per share per annum; and Series C - $0.9476 per share per annum. Dividends are non-cumulative and will be paid pro rata, on an equal priority, pari passu basis. After payment of preferred stock dividends, any additional dividends will be paid ratably among holders of common stock and preferred stock on an as converted to Common Stock basis. As of September 30, 2022 and December 31, 2021, no dividends have been declared.

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

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three months ended September 30,
	2022	2021
Net loss attributable to common stockholders	$(5,259,364)	$(2,099,185)

Basic and diluted weighted average common shares outstanding	33,636,362	966,210

Loss per share:
Basic and diluted	$(0.16)	$(2.17)

	Nine months ended September 30,
	2022	2021
Net loss attributable to common stockholders	$(13,690,364)	$(5,742,580)

Basic and diluted weighted average common shares outstanding	30,432,122	966,210

Loss per share:
Basic and diluted	$(0.45)	$(5.94)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred Stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Common stock reserved for future issuance, on an as-if converted basis, are shown below as of:

	September 30,
	2022	2021
Issuance of options under incentive plans	10,045,708	12,861,949
Shares available for future stock-based award grants (see Note 9)	8,480,839	-
Common shares issuable upon conversion of preferred stock	-	21,982,491
Total	18,526,547	34,844,440

9. Stock-based Compensation Expense

Stock-Based Compensation

The Company uses stock-based compensation, including restricted stock units to provide long-term performance incentives for its employees and board directors. The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Forfeitures are recognized as they occur. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock, and is reported in our consolidated statements of stockholders’ equity.

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

As of September 30, 2022 and December 31, 2021, approximately $8.4 million and 10.5 million shares of common stock were reserved and available for issuance under the 2021 Plan and 2013 Plan, respectively.

Options issued under the Plan generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2022, and activity during the nine months then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	8,769,694	$1.20	7.15	$15,746,916
Granted	1,901,500	1.76	-	-
Exercised	(717,041)	0.16	-	1,012,175
Cancelled/forfeited	(136,709)	2.79	-	-
Outstanding as of September 30, 2022	9,817,444	$1.36	7.09	$4,217,271
Vested and expected to vest at September 30, 2022	9,817,444	$1.36	7.09	$4,217,271
Vested and exercisable at September 30, 2022	5,962,393	$0.64	5.73	$4,175,407

The following table summarizes information about the Company’s RSUs as of September 30, 2022, and activity during the nine months then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2021	-	$-
RSUs granted	244,566	5.52
RSUs vested	(16,302)	5.52
RSUs forfeited	-	-
Unvested Shares at September 30, 2022	228,264	$5.52

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

The weighted average per share grant-date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $0.74 and $0, respectively.

The following weighted average assumptions were used in estimating the grant date fair values during the:

	Nine Months Ended September 30,
	2022	2021
Fair value of common stock	$1.76	$-
Expected term (in years)	6.05	-
Risk-free rate	2.6%	-%
Expected volatility	40.3%	-%
Dividend yield	-%	-%

We recorded stock-based compensation expense from stock options and RSUs of approximately $0.8 million and $0.1 million, during the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $0.2 million, during the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, total unrecognized stock-based compensation cost related to outstanding unvested stock options and unvested RSUs that are expected to vest was $7.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.6 years.

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

11. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and nine months ended September 30, 2022 and 2021.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2022, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Currently, the Company is not under examination by any taxing authority.

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

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2022 and 2021.

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

Although both the components and the combined solutions of EAS are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any recurring revenues from EAS but began marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2020 and 2021. We also expect that limited paid pilot deployments in 2022 and 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

Recent Developments

Election of New Director

Effective August 9, 2022, at the 2022 annual meeting of stockholders, Mr. Donald Alvarez, Chief Financial Officer of the Company, was elected to serve as a Class I director of the Company to serve until the Company’s 2025 annual meeting of stockholders, and until his successor is elected and qualified or until his earlier death, resignation or removal.

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

Results of Operations

Revenue

The Company has not generated any revenue for the three and nine months ended September 30, 2022 and 2021.

Research and Development

Research and development expense for the three months ended September 30, 2022 increased by $1.6 million or 137% to $2.7 million from $1.2 million for the three months ended September 30, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, and R&D chargeable travel-related costs. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

Research and development expense for the nine months ended September 30, 2022 increased by $3.7 million or 128% to $6.7 million from $2.9 million for the nine months ended September 30, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, and R&D chargeable travel-related costs. The Company plans to continue to restore the appropriate level of engineering and other personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expenses increased by approximately $1.6 million or 162% to $2.5 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021. The increase was attributed to the following factors: i) an increase in personnel related costs, including provisions for stock-based compensation expense; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company’s Initial Public Offering in October 2021.

General and administrative expenses increased by approximately $4.2 million or 147% to $7.0 million for the nine months ended September 30, 2022 from $2.9 million for the nine months ended September 30, 2021. The increase was attributed to the following factors: i) an increase in personnel related costs, including provisions for stock-based compensation expense, as the Company increased staff to support being a public company; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company becoming a public company in October 2021.

Other Income, net

Other income, net consists primarily of: a) interest expense representing the present value interest on the adoption of lease accounting guidelines under ASC 842 on right-of-use assets and operating liabilities, and interest expense recognized on its PPP Notes, net of interest income earned on the Company’s cash and short-term investments.

For the three months ended September 30, 2022, other income, net decreased by approximately $6.9 thousand compared to the three months ended September 30, 2021. The decrease is attributed to the decrease in gains on asset disposals offset by the increase in interest income recognized on the matured investments for the three months ended September 30, 2022.

For the nine months ended September 30, 2022, other income, net decreased by approximately $6.2 thousand compared to the nine months ended September 30, 2021. The decrease is attributed to the decrease in gains on asset disposals offset by the increase in interest income recognized on the matured investment placement for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with maturities between three to nine months. As of September 30, 2022, the Company had unrestricted cash of approximately $5.6 million and short-term investments of $22.0 million. As of December 31, 2021, the Company had unrestricted cash of $21.9 million. On October 22, 2021, the Company closed its IPO which resulted in net proceeds of approximately $23.3 million after deducting underwriting discounts, commissions and offering expenses. Additionally, on April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

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

Based on cash flow projections from operating and financing activities and existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this report. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $11.6 million, an increase of $5.9 million compared to $5.7 million for the nine months ended September 30, 2021. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company increased staff to support being a public company, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $23.0 million, an increase of approximately $23.0 million compared to net cash provided by investing activities of approximately $29 thousand for the nine months ended September 30, 2021. The increase consists of purchases of short-term investments of $27.0 million and approximately $1.0 million in purchases of R&D-related hardware equipment and acquisition of intangible asset, which were partially offset by investment maturities of $5.0 million.

Financing activities

Cash provided by financing activities of approximately $18.2 million represent proceeds from the private placement offering and option exercises during the nine months ended September 30, 2022, an increase of $17.3 million compared to $0.9 million for the nine months ended September 30, 2021. The increase offsets the absence of a comparable PPP Note during the nine months ended September 30, 2022 compared to the PPP Note proceeds received in February, 2021 that was subsequently forgiven by the SBA in November 2021. The Company expects to experience increases in proceeds from option exercises to supplement the public listing of its common stock shares in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, and the material weakness identified in the second quarter of 2022 (further described below), our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

As reported in our Quarterly Report on Form 10-Q as of June 30, 2022, the following was identified as a material weakness during the second quarter of 2022: ineffective oversight of third parties engaged to assist in the Company’s financial reporting and disclosure process. During the third quarter of 2022, management has revised the processes surrounding this material weakness and changes have been implemented but have not yet been fully tested. The Company believes the actions taken to remediate the material weakness are appropriate and the Company expects the material weakness to be fully remediated and tested during the fourth quarter of 2022. Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Except as described as above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10thday of November, 2022.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial Officer)