Form 10-K
period 2022-12-31
Cyngn Inc.
filed 2023-03-17
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for the Common Stock on such date ($1.15), as reported on the Nasdaq Capital Market, was $11,277,345.

The number of shares of Common Stock, $0.00001 par value, outstanding on March 15, 2023 was 33,719,592 shares.

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” and Cyngn refer to CYNGN Inc. and its consolidated subsidiaries.

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

According to the “Trends in Supporting and Scaling Modern Automation” report by Ricoh & ABI Research Report, historically, less than 1% of industrial vehicle equipment shipped by top manufacturers has been automated. Despite these low penetration rates, the benefits of industrial vehicle automation can produce operational efficiency gains of upwards of 50%, according to the “Industry 4.0: Reimagining manufacturing operations after COVID 19” article by McKinsey & Company. As automation proliferates, these industries will gradually shift to service-based models that will decrease upfront capital expenditures and create new revenue streams while unlocking new value in the supply chain. Our Autonomous Vehicle (“AV”) technology is uniquely positioned to capitalize upon these changes by offering a universal autonomy solution that can deliver self-driving capabilities and data insights to nearly every industrial vehicle on the market.

We integrate our full-stack autonomous driving software, DriveMod, onto vehicles manufactured by Original Equipment Manufacturer (“OEM”) either via retrofit of existing vehicles or by integration directly into vehicle assembly. We design the Enterprise Autonomy Suite (“EAS”) to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary AV software to produce differentiated autonomous vehicles.

Autonomous driving has common technological building blocks that remain similar across vehicles and applications. By tapping into these building blocks, DriveMod is designed to deliver autonomy to new vehicles via streamlined hardware/software integration. This vehicle-agnostic approach enables DriveMod to expand to new vehicles and novel operational design domains (“ODD”). In short, almost every industrial vehicle, regardless of use case, can move autonomously using our technology.

Our approach accomplishes several primary value propositions:

1.	Brings autonomous capabilities to vehicles built by proven manufacturers that are already trusted by customers.

2.	Generates continual customer value by leveraging the synergistic relationship of autonomous vehicles and data.

3.	Creates consistent autonomous vehicle operation and interfaces for diverse fleets.

4.	Complements the core competencies of existing industry players by introducing leading-edge technologies like Artificial Intelligence (“AI”) & Machine Learning (“ML”), cloud/connectivity, sensor fusion, high-definition mapping, and real-time dynamic path planning & decision making.

We believe our market positioning as a technology partner to vehicle manufacturers creates a synergy with incumbent suppliers that already have established sales, distribution, and service/maintenance channels. By focusing on industrial use cases and partnering with the incumbent OEMs in these spaces, we believe we can source and execute revenue-generating opportunities more quickly.

Our long-term vision is for EAS to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than ten different vehicle form factors that range from stockchasers and stand-on floor scrubbers to 14-seat shuttles and electric forklifts as part of prototypes and proof of concept projects, demonstrating the extensibility of our AV building blocks.

Our recent progress contributes to the validation of EAS with OEM partners and end customers. We also continue to build upon our ability to scale our products and generate novel technological developments. See figure below for recent highlights:

Figure 0: Summary of recent Cyngn technical and commercial milestones

We believe that the ubiquity of our technology will combine with our deep AV experience and enable us to incrementally expand into new AV verticals. Thus, we could grow our total addressable market (“TAM”) from the billions of dollars we are currently targeting in the commercial and industrial markets to the trillions of dollars that self-driving vehicles can capture across industries (Source: Ark Invest. “Mobility-As-A-Service: Why Self-Driving Cars Could Change Everything.”).

Automation and Autonomy in the Industrial Equipment Market

Overview

Automation has long played a role in industrial sectors. More recently, the larger industrial automation market has grown significantly by riding the wave of new technology and innovation focused on addressing the needs of what is known as Industry 4.0, the outcome of the fourth industrial revolution (Source: https://www2.deloitte.com/us/en/insights/focus/industry-4-0.html). According to the “Industrial Automation Market by Component, Mode of Operation, and End User” report by Meticulous Market Research Pvt. Ltd., in 2020, the industrial automation industry was valued at US$164.2 billion and is expected to grow at 9.3% compound annual growth rate (“CAGR”), ultimately reaching a market value of US$306.2 billion by 2027. Autonomous vehicles represent fundamental technology that will enable the fourth industrial revolution.

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

Automation Solutions for Industrial Equipment

The Industrial Equipment market covers a broad range of use cases and product categories, with automation solutions targeting Material Transport Equipment (“MTE”) heavily utilized by the majority of industry market sectors. For our purposes, we can think of MTE to include all material handling equipment directly related to material transit (this includes conveying equipment, monorail, hoists, storage & retrieval, and industrial vehicles). According to the “Global Material Handling Equipment’ report by Freedonia Focus Reports, the MTE market is characterized by steady growth, and the increase in global e-commerce activity and industry mechanization over the past decade are projected to grow the industry to $160 billion in 2023, representing a 3.9% 5-year CAGR. Our belief is that these strong growth indicators will drive increased need for more advanced technology that will address gaps in the current capabilities of automated MTE solutions.

Historically, MTE automation has been heavily weighted in solutions related to storage/retrieval systems and conveyors because more rigid and repetitive environments are better suited for the limited capability of existing automation solutions. By contrast, the vehicles in the MTE category, referred to here as industrial vehicles, are largely still driven manually. As an example, automated guided vehicles (“AGVs”) and autonomous mobile robots (“AMRs”) have illustrated the applicability of automated industrial vehicles for the manufacturing and distribution industries, yet adoption rates of these technologies are lagging Industry 4.0 growth rates by as much as 4.5%, according to the “Global Material Handling Equipment’ report by Freedonia Focus Reports.

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

High barriers to adoption — Many solutions for automated material transport require an all-or-nothing commitment from customers: either make a major upfront investment to overhaul operations for automation, or postpone automation at the risk of falling behind competition. This all-or-nothing approach to unlocking future return on investment (“ROI”) can be problematic for risk-averse companies that seek to adopt automation solutions. Depending on fleet size, traditional automation solutions such as “robot-in-a-box” may command ROI horizons of up to 4 years. Factoring in ancillary costs like installation, maintenance, on-site testing, integration, and deployment, can also represent a significant annual cost burden, according to findings by Richoh & ABI Research Report. According to a PwC 2016 Digital Operations survey, “cost advantage” was the most prevalent prompt cited (86% of responses) for adopting advanced industrial mobility technologies, but in conjunction, “costs are prohibitive” was the most prevalent barrier (58% of responses) to adoption of semi-autonomous/autonomous vehicles.

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

Our approach drives value at every stage of a company’s autonomy journey

EAS provides extensible industrial autonomy solutions that can include data-driven actionable insights, partial autonomy to augment existing workflows and support human drivers, and fully autonomous vehicle mobility. By offering flexible data and autonomous services through subscription-based business models, we assuage the industry’s existing challenge of all-or-nothing adoption for autonomous vehicles. Installing DriveMod onto any vehicle unlocks a collection of valuable product offerings that customers can activate over the air, creating lower barriers to entry and enabling customers to benefit from novel data insights while adopting industrial AVs at their own pace. Our solutions also do not require infrastructure investments to enable autonomous vehicle operation.

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

Figure 3: The EAS product flywheel

As the deployment of industrial vehicles with DriveMod scales up, the amount and diversity of data flowing through Cyngn Insight expands, creating an accelerated feedback loop and powers our ability to use Cyngn Evolve to further enhance DriveMod, and update the on-vehicle software over-the-air, resulting in an ever-improving EAS offering.

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

Our Approach Augments and Upskills Workforces

Industrial vehicle autonomy represents an opportunity to minimize the adverse impact that labor shortages, employee health, and safety have on a company’s core operations. Autonomous vehicles can be relied upon to fill the voids that commonly create human resource issues like executing repetitive tasks, working during undesirable hours, and operating in uncomfortable or hazardous environments. One Deloitte case study inspected a parts manufacturing and fulfillment facility that utilized Autonomous Mobile Robots (“AMRs”) to pick products from the back of their expansive distribution center. Introducing the AMRs saved employee time, provided respite from unstimulating tasks, and improved both morale and productivity overall (Source: Deloitte industry report, 2020).

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

We Designed for Scale

EAS provides a powerful solution to scalability issues, especially for dynamic deployability and service lifecycle management. DriveMod’s vehicle-agnostic capability to deploy AV technology on diverse vehicle fleets has been proven through its deployment on more than ten different vehicle form factors that we have operated autonomously. DriveMod has been commercially released for the Columbia Stockchaser, and a commercial agreement with a customer is subsidizing the development of DriveMod for electric forklifts towards commercial availability. Other autonomous vehicles were deployed as prototypes or as a part of proof-of-concept project. More than five past deployments have been at customer or beta customer sites. For one deployment we were paid $166,000. Other past deployments were part of our normal R&D activities and product validation that was performed with beta customers.

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

Our Products

EAS is a suite of technology and tools that is made up by three complementary categories: DriveMod, Cyngn Insight, and Cyngn Evolve.

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

The core vehicle-agnostic DriveMod software stack is targeted and deployed to different vehicles through DriveMod Kits, which are the AV hardware systems that take into account the specific needs of operating the DriveMod software on a specific target vehicle. Then, after prototyping and productization, DriveMod kits streamline the integration AV hardware and software integration onto vehicles at scale. The DriveMod Kit for Columbia Stockchasers is commercially released and available at scale. Subsequently, we expect to create different instances of DriveMod Kits to support the commercial release of new vehicles on the EAS platform, such as the electric forklifts and other industrial vehicles.

Figure 5: Overview of Cyngn’s autonomous vehicle technology (DriveMod)

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

Key elements of our market entry and expansion roadmap include:

Focus: manufacturing and distribution material handling vehicles

Manufacturing and distribution applications require the shortest timeline for deployment due to the common use of material handling vehicles in these environments and the commercial availability of our DriveMod Stockchaser solution. Manufacturing is expected to account for 52% of new material handling machinery demand by 2023, according to findings by Freedonia Focus Reports. We have already deployed DriveMod -powered industrial vehicles at multiple manufacturing and distribution facilities. These vehicles were previously deployed as prototypes or as a part of proof-of-concept project. Of these past deployments, one was paid. Future deployments will primarily be commercial deployments with limited prototype or proof-of-concept deployments that may be engaged opportunistically for strategic value.

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

Revenue Sources

We anticipate that our technology will generate revenue through three main methods: deployment, EAS subscriptions, and DriveMod customization.

Deployment

Deploying our EAS requires us and our integration partners to work with a new client to map the job site, gather data, and install our AV technology within their fleet and site. New deployments yield project-based revenues that are assessed based on the scope of the deployment. Our major collaborators in this area are our OEM partners, and we can reinforce our deployment capability with integration and services from third party partners. Working directly with our OEM partners as well as with third party experts ensures that we can deploy our technology globally and at scale.

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

DriveMod Customization and Non-Recurring Engineering (“NRE”)

DriveMod’s capability as an AV software stack will continue to expand in several dimensions—most notably, in the number of vehicles that DriveMod can operate autonomously and the maneuvers that a DriveMod-powered vehicle can execute. Targeting DriveMod to operate new vehicle types autonomously as well as the expansion of autonomous maneuvers that can be executed by DriveMod are both customizations that may generate revenues from OEMs or end customers through NRE contracts. New customizations yield project-based revenues that are assessed based on the scope of the deployment. This revenue stream is substantiated by the commercial contract that was entered into with an end customer for deploying DriveMod on electric forklifts.

Go-to-market

Our go-to-market strategy hinges on strategic collaboration and is based on a set of three basic principles:

●	Collaborate with industrial vehicle OEMs

●	Land & expand with end customers

●	Partner instead of compete on adjacent enabling technology

Collaborate — industrial vehicle OEMs

Our focus is on acquiring new customers who are either (a) looking to embed our technology into their vehicle products or (b) upsell their existing clients with our vehicle retrofits. We follow a named account coverage approach. After establishing a customer relationship with an OEM, we seek to embed our technology into their product roadmap and expand our services to their many clients. We believe this category represents a substantial opportunity to generate revenue as a single relationship with an OEM can lead to revenue opportunities across the entire marketplace. For example, our partner, Columbia Vehicle Group with whom we have partnered through a non-binding memorandum of understanding, provides over 70 years of vehicle manufacturing experience and customer insight.

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

Partner instead of compete — technology

The scaling of Industrial Autonomy will benefit from an ecosystem made up of different enabling technologies and services, such as hardware manufacturing, connectivity, Internet of Things (“IoT”), and digital integration. Rather than trying to compete with other technology suppliers, we intend to rely on our strategic collaborations that give both partners access to new markets and capabilities. For example, partners like Arilou, Symboticware, and Airbiquity respectively provide complementary solutions in technologies like cyber security, digital asset management, and connectivity. These collaborative partnerships are established through mutually beneficial, non-binding memorandums of understanding or partnering agreements for the purpose of joint go-to-market efforts.

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

Perception

Granular, efficient perception forms the basis of advanced AVs. Perception is one of the most complex sub-systems, requiring specialized data infrastructure and engineering expertise in AI/ML and high-performance computing. We have built a modular sensor fusion pipeline that runs on a low compute footprint and creates the flexibility to customize our perception stack according to application requirements. Our perception architecture streamlines DriveMod deployments on new vehicles. Our approach addresses common industry challenges like integrating different sensor modalities and accounting for different sensor mounting positions. We have now integrated DriveMod into more than ten different vehicle platforms, utilizing various combinations of Light Detecting and Ranging (“LiDAR”), camera, radar, ultrasonic, and positioning sensors.

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

Actuation

A subsystem of our software stack, Cyngn-by-Wire (“CbW”), addresses the basic requirements of mechanical vehicle components that must be met for DriveMod to make a vehicle operate autonomously. Legacy electronic control units (“ECU”) that do not use Drive-by-Wire (“DbW”) technology that enables software commands to electronically control vehicle actuation typically create a hurdle for integrating AV technology. CbW addresses this issue by decoupling the hardware and software components of DbW systems. For vehicles with legacy ECU’s, CbW allows customers to replace existing ECUs with DbW hardware that can be tuned to meet the needs of the selected vehicle platform using CbW software. When vehicles have DbW ECUs already installed, the CbW software layer is configured and applied without the need for replacing the hardware. Thus, CbW enables AV actuation across vehicle fleets with varying levels of vehicle age and sophistication.

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

The market for automated vehicle solutions is burgeoning, and the advanced technology required to enable autonomous solutions in industrial environments is still developing. As a result, we face competition from a range of companies seeking to develop autonomous vehicle solutions. These competitors include traditional industrial vehicle manufacturers (such as Crown Equipment’s automated forklifts) robotics providers (such Locus Robotics for stock picking AMRs or SeeGrid for pallet and tow AMRs), and software companies (such as Brain Corp for floor scrubbers or Oxbotica for people and goods transport), as well as large corporate competitors that provide a broad range of software, service, and logistics solutions across many markets. These competitors are also working to advance technology, reliability, and innovation in their development of new and improved solutions.

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

The regulatory environment for autonomous industrial vehicles is still being developed. In 2016, the United States Department of Transportation (“USDoT”) issued regulations that require the submission of documentation covering specific topics related to autonomy and government regulators, but these regulations are targeted towards road vehicles. As the autonomous industrial vehicle regulatory environment continues to develop, it will be imperative not only to comply with applicable standards but to be an active participant in the development of new standards. Outside of government standards, third party organizations, industrial workplace advocates, and industry groups have and will continue to impose self-regulatory standards. In certain cases, these standards may be contractually applicable to our systems, products, and operations. Thus, we expect and prepare to comply with various standards, including Occupational Safety and Health Administration (“OSHA”), International Organization for Standardization (“ISO”), International Electrotechnical Commission (“IEC”), or American National Standards Institute (“ANSI”) on a case-by-case basis.

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

Decreasing the environmental impact of industrial vehicles is a high priority. Research has shown that equipment utilization rate, configuration, and operational consistency have a strong effect on the emissions released by industrial vehicle equipment (Source: Journal of the Air & Waste Management Association). A key focus of Cyngn’s EAS will be working to minimize the environmental impact of industrial vehicles through new data insights that can contribute to more sustainable practices. Our historic vehicle platforms have primarily been electric vehicles (“EV”). While electric drivetrains are not a requirement for DriveMod’s technology, EVs are often an application requirement since the vehicles operate alongside humans in enclosed spaces.

Intellectual Property

Our ability to drive impact and growth within the autonomous industrial vehicle market largely depends on our ability to obtain, maintain, and protect our intellectual property and all other property rights related to our products and technology. To accomplish this, we utilize a combination of patents, trademarks, copyrights, and trade secrets as well as employee and third-party non-disclosure agreements, licenses, and other contractual obligations. In addition to protecting our intellectual property and other assets, our success also depends on our ability to develop our technology and operate without infringing, misappropriating, or otherwise violating the intellectual property and property rights of third parties, customers, and partners.

Our software stack has over 30 subsystems, including those designed for perception, mapping & localization, decision making, planning, and control. As of the date of this Annual Report, we have 3 granted patents and 19 pending patent applications, and expect to continue to file additional patent applications with respect to our technology in the future.

Human Capital Resources

Our team is composed of energetic, motivated and highly experienced visionaries. They include machine vision, AI, and autonomous software engineers from the greatest universities in the world. Together with a highly talented and skilled support team, we solve real-world industrial applications in autonomy. As of the date of this Annual Report, we had 66 full-time employees. The majority of our employees are based in Silicon Valley, California.

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

Our principal business address is 1015 O’Brien Dr., Menlo Park, CA 94025. We maintain our corporate website at https://cyngn.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report). We make available free of charge on https://investors.cyngn.com/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

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

Investors should be aware of the difficulties normally encountered by a relatively new enterprise that is beginning to scale its business, many of which are beyond our control, including unknown future challenges and opportunities, substantial risks and expenses in the course of entering new markets and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, substantial uncertainty that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital, or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including securing market acceptance for our product and service offerings, scaling up our infrastructure and headcount. We may encounter unforeseen expenses, difficulties, or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

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

In addition, the market leaders in our target industries, such as Industrial Material Handling (“IMH”) may start, or have already started, pursuing large scale deployment of autonomous industrial vehicle technology on their own. These companies may have more operational and financial resources than we do. We cannot guarantee that we will be able to effectively compete with them.

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

Risks Related to Our Financial Position and Need for Additional Capital

Losses for the foreseeable future.

We incurred net losses of $19.2 million and $7.8 million for the years ended December 31, 2022, and 2021, respectively. We have not recognized a material amount of revenue to date, and we had accumulated deficit of $135.7 million and $116.5 million as of December 31, 2022 and December 31, 2021, respectively. We have developed and tested our autonomous driving technology but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Because we will incur the costs and expenses from these efforts before we receive any incremental revenue, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses. In particular, we expect to incur substantial and potentially increasing research and development (“R&D”) costs as we continue to develop and enhance EAS and other technology and products for commercialization. While our R&D costs were $9.5 million and $5.0 million during the years ended December 31, 2022 and 2021, respectively, and are likely to grow in the future, we have minimal recurring revenues. Further, because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2013. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical performance should not be considered indicative of our future performance. Further, in future periods, our revenue growth could fluctuate for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased effectiveness of our sales and marketing organization, and our sales and marketing efforts to acquire new customers, failure to retain existing customers, changing technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We anticipate that we will encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense in the technology industry, especially for engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. Furthermore, it can be difficult to recruit personnel from other geographies to relocate to our California location. We may also need to recruit highly qualified technical engineers internationally and therefore subject us to the compliance of relevant immigration laws and regulations. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have and can offer more attractive compensation packages for new employees. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or our company have breached their legal obligations, resulting in a diversion of our time and resources and potentially in litigation. In addition, job candidates and existing employees often consider the value of the share incentive awards they receive in connection with their employment. If the perceived value of our share awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel on a timely basis or fail to retain and motivate our current personnel, we may not be able to commercialize and then expand our solutions and services in a timely manner and our business and future growth prospects could be adversely affected.

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

Pandemics and epidemics, or outbreak of an infectious disease, such as COVID-19 and subsequent variants, natural disasters, terrorist activities, political unrest, and other manmade problems such as war could have a material adverse impact on our business, results of operations, financial condition and cash flows or liquidity.

Our business is vulnerable to damage or interruption from pandemics and epidemics, or outbreak of an infectious disease, such as COVID-19 and subsequent variants, natural disasters, terrorist attacks, political unrest, acts of war, including the current conflict between Russia and Ukraine, and similar events.

The COVID-19 pandemic as well as the recent inflation in the United States, and foreign and domestic government sanctions imposed on Russia as a result of its recent invasion of Ukraine, has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets, which may adversely affect investor’s confidence and, in turn may affect our ability to raise additional capital.

The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health and safety measures. The effects of this outbreak on our business practices have included and could continue to include temporary modifications to employee travel plans and cancellation of physical participation in meetings, events, and conferences, and we may take further actions as required by governmental authorities or that we determine are in the best interests of our employees, users, and business partners. In addition, the business and operations of our manufacturers, suppliers, and other business partners have also been adversely impacted by the COVID-19 pandemic and may be further adversely impacted in the future, which could result in delays in our ability to commercialize our suite of autonomous vehicle software products and tools.

The extent to which COVID-19 will impact our, and those of our partners and potential users, business, results of operations, and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the occurrence of a “second wave,” duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even if the COVID-19 outbreak subsides, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

We are not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “CYN”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On December 15, 2022, we received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before June 13, 2023. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and June 13, 2023. and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

While we intend to regain compliance with the minimum bid price rule, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The Nasdaq Capital Market. If we were unable to meet these requirements, we would receive another delisting notice from the Nasdaq Capital Market for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and which may impact purchases or sales of our securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

Our corporate headquarters is located in Menlo Park, California and acts as the main operational facility for our vehicle engineering, software engineering and business units. We lease our corporate headquarters which contains approximately 16,400 square feet. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Holders of Record

As of December 31, 2022, we had 89 shareholders of record.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2022 and 2021 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.  This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also the section captioned “Forward-Looking Statements” in this Annual Report.

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

Industrial sites are typically rigid environments with consistent standards as opposed to city streets that have more variable environmental and situational conditions and diverse regulations. These differences in operational design domains will be major factors that make proliferation of industrial AVs in private settings achievable with less time and resources than AVs on public roadways. Namely, safety and infrastructure challenges are cited as roadblocks that have delayed AVs from operating on public roadways at scale. Our focus on industrial AVs simplifies these challenges because industrial facilities (especially those belonging to a single end customer that operates similarly at different sites) share much more in common than different cities do. Furthermore, our end customers own their infrastructure and can make changes more easily than governments can on public roadways.

With these challenges in mind, we are developing an Enterprise Autonomy Suite that leverages advanced in-vehicle autonomous driving technology and incorporates leading supporting technologies like data analytics, asset tracking, fleet management, cloud, and connectivity. EAS provides a differentiated solution that we believe will drive pervasive proliferation of industrial autonomy and create value for customers at every stage of their journey towards full automation and the adoption of Industry 4.0.

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

Although both the components and the combined solutions of EAS are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any significant recurring revenues from EAS but began marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2020 and 2021. We also expect that limited paid pilot deployments in 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

As OEMs and leading industrial vehicle users seek to increase productivity, reinforce safer working environments, and scale their operations, we believe we are uniquely positioned to deliver a dynamic autonomy solution via our EAS to a wide variety of industrial uses. Our long-term vision is for EAS to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than 10 different vehicle form factors that range from stockchasers and stand-on floor scrubbers to 14-seat shuttles and 5-meter-long cargo vehicles demonstrating the extensibility of our AV building blocks. These deployments were prototypes or part of proof-of-concept projects. Of these deployments, two were at customer sites. For one deployment we were paid $166,000 and the other was part of our normal R&D activities.

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

Meanwhile, according to the “Money Pit: Self-Driving Cars’ $16 Billion Cash Burn” article by The Information, more than $16 billion has been invested into passenger AV development during the last several years with negligible revenues generated and frequent delays. The $200 billion annual industrial equipment market (projected by 2027) is substantial, but it does not justify billions of dollars of annual research and development spend. These leading passenger AV companies will need to take the approach of first capturing the trillion-dollar markets of passenger AV to achieve their desired returns.

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

The Company consider warrants and share-based compensation to be critical accounting estimates and believe the associated assumptions and estimates to have the greatest potential impact on our consolidated financial statements.

Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 140,000 shares of its common stock, exercisable at a price per share of $9.373 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 6,451,613 shares of its common stock, exercisable at a price per share of $2.98 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

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

Results of Operations

Revenue

We currently derive revenue from two sources. First, we enter into fixed-price NRE contracts related to trial projects that consist of several independent phases and includes design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations. The determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract. The purpose of these fully funded projects is to exhibit the feasibility of the Company’s technology offering to the customer on additional vehicle types and provide a level of confidence to encourage the customer to enter into a multi-year, commercial arrangement with the Company in the future. Revenue on these multi-phase contracts is generally recognized at the point in time when the performance obligations of each independent phase has been completed and customer acceptance has been acknowledged. Contracts often allow mutual termination without penalty. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss.

We also sell Infinitracker, an off-the-shelf asset tracking devise. Revenue on product sales is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer.

Prior to 2022, the Company had not generated any revenue. During 2022, the Company recognized $262.0 thousand of revenue, of which $250.0 thousand was associated with NRE contracts and the remaining $12.0 thousand related to sales of Infinitracker devices.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During 2022, the company reported cost of revenue of $186.8 thousand consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the initial phases of NRE contracts. Included in cost of revenue for 2022 is an onerous contract provision of $114.7 thousand for an anticipated loss for the first phase of an NRE contract expected to be completed in the first quarter of 2023. This onerous contract provision is based on total anticipated costs for the initial phase of the arrangement in excess of the revenue to be recognized upon completion and acceptance of the initial phase. Upon execution of the agreement, management’s expectation was that costs would approximate the arrangement fee per the contract. However, as the project progressed, it was determined that total projected direct labor costs and related fringe benefits exceeded the arrangement fee.

Research and Development

Research and development expense consist primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company’s products and services. Research and development costs are expensed as incurred.

Research and development expense for the year ended December 31, 2022 increased by $4.5 million or 90.0% to $9.5 million from $5.0 million for the year ended December 31, 2021. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2022 compared to headcount levels in 2021, external R&D contractors, allocated occupancy costs, R&D related travel costs. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $5.6 million or 126.7% to $10.0 million for the year ended December 31, 2022 from $4.4 million for the year ended December 31, 2021.  The increase was attributed to the following factors: i) an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support being a public company; ii) the increase in occupancy costs following the renewal of the lease that expanded the square footage of the leased area; iii) directors and officers insurance coverage taken by the Company and; iv) professional fees related to required compliance and regulatory filings following the Company becoming a public company in October 2021

Interest income, net

Interest (expense) income increased by $53.7 thousand to $44.1 thousand for the year ended December 31, 2022 from ($9.6 thousand) for the year ended December 31, 2021. Interest income consists primarily of interest earned of $49.5 thousand from the Company’s interest-bearing bank accounts, offset by interest expense of $5.4 thousand representing the present value interest on the adoption of lease accounting guidelines under ASC 842 on right-of-use assets and operating liabilities.

Other Income

Other income increased by $112.9 thousand to $120.1 thousand for the year ended December 31, 2022 from $7.2 thousand for the year ended December 31, 2021. Other income consists primarily of realized gains earned on the Company’s short-term investments of approximately $90.2 thousand and other miscellaneous income items.

For the year ended December 31, 2022, other income (expense), net, decreased by approximately $1.6 million from the year ended December 31, 2021. The decrease is attributed to the absence of comparable gains during the year ended December 31, 2022 compared to the forgiveness of Payroll Protection Program (“PPP”) Notes by the U.S. Small Business Administration (“SBA”) that occurred during the year ended December 31, 2021.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of December 31, 2022, the Company had unrestricted cash of approximately $10.5 million and short-term investments of $12.1 million. As of December 31, 2021, the Company had unrestricted cash of $21.9 million. On October 22, 2021, the Company closed its IPO which resulted in net proceeds of approximately $23.3 million after deducting underwriting discounts, commissions and offering expenses. Additionally, on April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

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

Based on cash flow projections from operating and financing activities and existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt-related obligations for at least one year from the issuance date of this report. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

Cash Flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $16.3 million, an increase of approximately $7.7 million or 88.6% compared to $8.6 million for the year ended December 31, 2021. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company increased staff to support being a public company, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash used in investing activities for the year ended December 31, 2022 was approximately $13.3 million, an increase of approximately $13.3 million compared to net cash used in investing activities of approximately $20 thousand for the year ended December 31, 2021. The increase consists of purchases of short-term investments of $27.0 million and approximately $1.4 million in purchases of R&D-related hardware equipment and acquisition of intangible asset, which were partially offset by investment maturities of $15.0 million.

Financing activities

Cash provided by financing activities for the year ended December 31, 2022 was $18.2 million, of which $18.1 million relate to the proceeds from the April 2022 private placement offering and $114.2 thousand relate to stock option exercises. Cash provided by financing activities for the year ended December 31, 2021 was $24.2 million, which consisted of proceeds from the IPO of $23.3 million, the February 2021 PPP Note proceeds of $0.9 million from the SBA, and stock option exercises of approximately $14.2 thousand.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cyngn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyngn Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

San Jose, California
March 16, 2023

PCAOB ID Number 688

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$10,536,273	$21,945,981
Restricted cash	50,000	50,000
Short-term investments	12,064,337	-
Prepaid expenses and other current assets	1,126,137	525,304
Total current assets	23,776,747	22,521,285

Property and equipment, net	884,000	102,787
Right of use asset, net	371,189	-
Intangible assets, net	473,076	30,917
Total Assets	$25,505,012	$22,654,989

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$155,943	$112,271
Accrued expenses and other current liabilities	854,920	295,156
Operating lease liability	376,622	-
Total current liabilities	1,387,485	407,427

Total liabilities	1,387,485	407,427

Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock, Par $0.00001; 100,000,000 shares authorized, 33,684,864 and 26,487,680 shares issued and outstanding as of December 31, 2022 and 2021	337	265
Additional paid-in capital	159,847,229	138,740,827
Accumulated deficit	(135,730,039)	(116,493,530)
Total stockholders’ equity	24,117,527	22,247,562
Total Liabilities and Stockholders’ Equity	$25,505,012	$22,654,989

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

Revenue	$262,000	$-
Costs and expenses:
Cost of revenue	186,823	-
Research and development	9,481,329	4,990,407
General and administrative	9,994,575	4,409,651
Total costs and expenses	19,662,727	9,400,058

Loss from operations	(19,400,727)	(9,400,058)

Other income, net
Interest income (expense)	44,100	(9,580)
Other income	120,118	7,173
Paycheck Protection Program Note forgiveness	-	1,602,936
Total other income, net	164,218	1,600,529

Net loss	$(19,236,509)	$(7,799,529)

Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(1.33)

Weighted-average shares used in computing net loss per share attributable to common shareholders’, basic and diluted	31,233,071	5,861,730

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	21,982,491	$220	951,794	$10	$114,291,505	$(108,694,001)	$5,597,734
Exercise of stock options	-	-	53,395	-	14,220	-	14,220
Issuance of common stock in connection with initial public offering, net of closing costs of $2,954,110	-	-	3,500,000	35	23,125,458	-	23,125,493
Issuance of warrants					170,397		170,397
Conversion of convertible preferred stock to common stock in connection with initial public offering	(21,982,491)	(220)	21,982,491	220	-	-	-
Stock-based compensation	-	-	-	-	1,139,247	-	1,139,247
Net loss	-	-	-	-	-	(7,799,529)	(7,799,529)
Balance as of December 30, 2021	-	-	26,487,680	265	138,740,827	(116,493,530)	22,247,562
Exercise of stock options	-	-	717,041	7	114,162	-	114,169
Issuance of common stock in connection with issued RSUs	-	-	28,530	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,291	27	2,635	-	2,662
Issuance of common warrants at fair value in connection with the private placement	-		-		6,132,436	-	6,132,436
Stock-based compensation	-		-		2,867,698	-	2,867,698

Net loss	-		-		-	(19,236,509)	(19,236,509)
Balance as of December 31, 2022	-	$-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(19,236,509)	$(7,799,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,871	85,855
Stock-based compensation	2,867,698	1,139,247
Gain on disposal of asset	-	(31,355)
Realized gain on short-term investments	(90,216)	-
Gain on forgiveness of Paycheck Protection Program Notes	-	(1,602,936)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,425,126)	(476,452)
Accounts payable	43,672	39,255
Accrued expenses and other current liabilities	936,387	3,496
Net cash used in operating activities	(16,299,223)	(8,642,419)

Cash flows from investing activities
Purchase of property and equipment	(918,318)	(62,204)
Acquisition of intangible assets	(456,822)	-
Purchase of short-term investments	(27,000,000)	-
Proceeds from maturities of short-term investments	15,025,879	-
Disposal of assets	-	42,189
Net cash used in investing activities	(13,349,261)	(20,015)

Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	-	23,295,890
Proceeds from issuance of common stock from PIPE financing, net of offering costs	18,121,945	-
Proceeds from exercise of pre-funded warrants from PIPE financing	2,662	-
Proceeds from Paycheck Protection Program notes	-	892,115
Proceeds from exercise of stock options	114,169	14,220
Net cash provided by financing activities	18,238,776	24,202,225

Net (decrease)/increase in cash and cash equivalents and restricted cash	(11,409,708)	15,539,791
Cash and cash equivalents and restricted cash, beginning of year	21,995,981	6,456,190
Cash and cash equivalents and restricted cash, end of year	$10,586,273	$21,995,981

Supplemental disclosure of cash flow:
Cash paid during the year for taxes	$10,131	$16,719

Supplemental disclosure of non-cash financing activities:

The Company’s Paycheck Protection Program Notes were forgiven by the SBA in the amount of $1,602,936.

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

Cyngn develops autonomous driving software that can be deployed on multiple vehicle types in various environments. The Company has been operating autonomous vehicles in production environments. Built and tested in difficult and diverse real-world environments, the self-driving system (“DriveMod”), fleet management system, and Software Development Kit combine to create a full-stack advanced autonomy solution designed to be modular, extendable, and safe. The Company operates one business segment.

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

Simultaneous with the closing of its IPO, the Company also issued 140,000 warrants (the “Purchase Warrant”) to the underwriters. Each Purchase Warrant entitles its holder the option to purchase at a future exercise date, one share of common stock at an initial exercise price of $9.375 per share, subject to certain adjustments and restrictions relating to subsequent resale and transfers. The Purchase Warrants are currently exercisable and expire on October 18, 2026. The Purchase Warrants met all the criteria for equity classification and as such, do not require subsequent remeasurement after the issuance (see Note 8. Capital Structure).

At the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted to shares of common stock (see Note 8. Capital Structure).

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

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Warrants totaled 6,451,613. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. As the Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see Note 8. Capital Structure).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $3.09.

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions. There were Common Warrants exercised as of December 31, 2022 (see Note 8. Capital Structure).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company intends to use the net proceeds to fund its cash needs.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $19.2 million and $7.8 million for the year ended December 31, 2022 and 2021, respectively. Accumulated deficit amounted to $135.7 million and $116.5 million as of December 31, 2022 and 2021, respectively. Net cash used in operating activities was $16.3 million and $8.6 million for the year ended December 31, 2022 and 2021, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses, to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of December 31, 2022, the Company’s unrestricted balance of cash was $10.5 million and the short-term investments balance was $12.1 million. As of December 31, 2021, the Company’s unrestricted balance of cash was $21.9 million. The Company did not hold any short-term investments as of December 31, 2021.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include all normal adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2022 and 2021, and operating results and cash flows for the periods presented.

These consolidated financial statements should be read in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Principles of Consolidation

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to warrants and share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, which is placed with high-credit-quality financial institutions and at times exceeds federally insured limits.

Cash maintained with domestic financial institutions generally exceed the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash. Cyngn invests in U.S. Treasury securities and carries these at amortized cost and recognizes gains and losses when realized.

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of December 31, 2022 and 2021.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash equivalents. As of December 31, 2022 and 2021, the Company had $10.5 million and $21.9 million of cash, respectively.

In addition, the Company had $50,000 in restricted cash as of December 31, 2022 and 2021, respectively, reported separately as current assets on its consolidated balance sheets. The Company’s restricted cash consists of cash not available for immediate use that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement.

The following table provides a reconciliation of cash and restricted cash to amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash	$10,536,273	$21,945,981
Restricted cash	50,000	50,000
Total Cash and Restricted cash	$10,586,273	$21,995,981

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB’) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities” and recorded these at its amortized cost on the accompanying consolidated balance sheet as of December 31, 2022.

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

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the consolidated balance sheets, assets and liabilities are considered to be fair valued on a nonrecurring basis. This typically occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or on certain nonfinancial assets and liabilities. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, intangible assets, and share-based compensation measured at fair value upon initial recognition.

The carrying amounts of the Company’s cash, accounts payable and notes payable are reasonable estimates of their fair values due to their short-term nature. The fair values of the Company’s share-based compensation and underwriter warrants were based on observable inputs and assumptions used in Black-Scholes valuation models derived from independent external valuations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Construction work in progress include production costs and costs of materials used in the development of the Company’s autonomous driving software .Assets are held as construction work in progress until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Repair and maintenance costs are expensed as incurred.

Property and Equipment	Useful life
Computer and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term
Automobile	5 years

Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), Leases. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a “right-of-use” asset and lease liability in the consolidated balance sheets under ASC 842 on the office space lease that was amended and renewed in February 2022. On a prospective basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

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

Upon adoption of ASC 842, the Company also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for its ground and office space leases (see Note 5. Leases).

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

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

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021 (see Note 12. Income Taxes).

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

Convertible Preferred Stock

The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has classified all of its outstanding convertible preferred shares as permanent equity. The Company records shares of convertible preferred stock at their respective issuance price, net of issuance costs. The Company’s convertible preferred stock share’s redemption and conversion provisions are not exclusively at the option of the holder and are contingent on certain deemed liquidation events within the Company’s control (see Note 8. Capital Structure).

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

Stock-based Compensation

The Company recognizes the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company recognizes stock-based compensation cost and reverses previously recognized costs for unvested awards in the period forfeitures occur. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield (see Note 10. Stock-based Compensation Expense).

Net Loss Per Share Attributable to Ordinary Shareholders

The Company computes loss per share attributable to common shareholders by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue shares were exercised into shares. In calculating diluted net loss per share, the numerator is adjusted for the change in the fair value of the shares (only if dilutive) and the denominator is increased to include the number of potentially dilutive common shares assumed to be outstanding (see Note 9. Net Loss per Share Attributable to Common Stockholders).

Research and Development Expense

Research and development expense consist primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation of Company personnel involved in the development of the Company’s products and services, and allocated lease costs based on the approximate square footage area used in research and development activities. Research and development costs are expensed as incurred.

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of December 31, 2022 and 2021.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, makes operating decisions and evaluates financial performance.

Revenue Recognition

The Company enters into NRE contracts that are principally comprised of engineering services related to customer-specific configuration of the DriveMod. Generally with respect to these NRE contracts, i) the determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract; ii) payment under these arrangements are comprised of upfront payments due upon execution of the agreements as well as payments due upon the achievement of specific milestones specified in each arrangement; and iii) contain mutual termination clauses without penalty. The Company recognizes revenue from NRE contracts that are fully funded by customers and the sale of its products when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, by following a five-step process which includes i) identify the contract with a customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to performance obligations in the contract and; v) recognize revenue when or as the Company satisfies a performance obligation.

Each of the Company’s NRE arrangements are comprised of multi-phase deliverables recognized at a point in time upon completion and acceptance from the customer of each phase of the arrangement.

One domestic customer which is a subsidiary of a global conglomerate represented 95.4% of revenue recognized in 2022, associated with an NRE contract.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs. Also included in the cost of revenue is a provision for onerous contracts of $114. 7 thousand which represents which represents total anticipated costs of a contract that is in excess of the revenue to be recognized upon completion and acceptance from a customer.

Recent Accounting Standards

There were no significant updates to the recently issued accounting standards. Although there are several other new accounting standards issued or proposed by the Financial Accounting Standards Board (“FASB”), the Company does not believe any of those accounting standards have had or will have a material impact on its financial position or operating results.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had no contract assets or liabilities as of December 31, 2022 and 2021.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. The Company had deferred contract costs totaling $0.1 million as of December 31, 2022, (none as of December 31, 2021). Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets. As of December 31, 2022, the Company had backlog, or revenue related to remaining performance obligations of $1.4M. We expect that all the backlog will be recognized in 2023.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at adjusted cost and, as a result, are not remeasured to fair value on a recurring basis. As of December 31, 2022, the adjusted cost of the Company’s U.S. government treasury bills totaled $12.1 million, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within three months of December 31, 2022. The Company did not hold any investments as of December 31, 2021.

Property and Equipment, Net

Property and equipment is comprised of the following:

	December 31,
	2022	2021
Automobiles	$397,816	$279,617
Furniture and fixtures	176,402	133,102
Computer and Equipment	380,457	76,048
Leasehold improvement	93,120	—
Construction work in progress	359,289	—
Property and equipment, gross	1,407,084	488,767
Less: accumulated depreciation	(523,084)	(385,980)
Total property and equipment, net	$884,000	$102,787

Depreciation expense for the year ended December 31, 2022 and 2021 was $137,105 and $82,389, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2022	2021
Credit card payable	$5,194	$11,678
Accrued expenses	283,118	82,478
Accrued payroll	566,608	201,000
Total accrued expenses and other current liabilities	$854,920	$295,156

On March 27, 2020, the United States Congress passed the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”) in response to the economic impact of the coronavirus (“COVID-19”) pandemic in the United States (see Note 14. Risks and Uncertainties). Section 2302 of the CARES Act allowed employers to defer the deposit and payment of the employer’s share of social security taxes that were otherwise required to be deposited between March 27 and December 31, 2020, and to pay the deferred taxes in two installments — with the first half due on December 31, 2021, and the remainder by December 31, 2022. As of December 31, 2021, the Company remitted $67,958 in social security taxes due that were deferred between May 1 and December 31, 2020. The remaining $67,958 was paid during 2022.

5. Leases

The Company leases its office space in Menlo Park, California, under a lease agreement which expired in February 2022 and was subsequently renewed and amended for an 18-month term that expires in August 2023. Monthly payments are approximately $47,000. The lease includes non-lease components (i.e. common area maintenance costs) that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under non-cancellable leases as of December 31, 2022 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheet:

Period	Operating Lease
2023	$382,326
Less: imputed interest	(5,704)
Present value of lease liabilities, all current	$376,622

Weighted-average remaining lease term (in years)	0.67
Weighted-average discount rate	4.40%

Lease expense under the Company’s operating lease was $517,296 and $236,476 for the years ended December 31, 2022 and 2021, respectively. The amortization of the operating lease right-of-use assets totaled $453,103 and $0 for the years ended December 31, 2022 and 2021, respectively. The weighted-average discount rate is based on the implicit interest rate of the present value of the remaining lease payments and the remaining lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$363,821	$(11,856)	$351,965
Trademark	45,000	(20,000)	25,000
Rights to intellectual property	100,000	(3,889)	96,111
Total intangible assets	$508,821	$(35,745)	$473,076

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent	$7,000	$(4,083)	$2,917
Trademark	45,000	(17,000)	28,000
Total intangible assets	$52,000	$(21,083)	$30,917

Amortization expense for each of the years ended December 31, 2022 and 2021 was $14,662 and $3,466, respectively.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
2023	$32,321
2024	32,321
2025	32,321
2026	32,321
Thereafter	337,392
Total	$473,076

7. Debt

Paycheck Protection Program Notes

In April 2020, the Company entered into a Note with JPMorgan Chase (the “Lender”) under the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) established under Section 1102 of the CARES Act, pursuant to which the Company borrowed $695,078 (the “Note”). The Note accrues interest at a rate of 0.98% per annum and matures in 24 months from the date of the Note. The Note may be repaid at any time with no prepayment penalty. All of the funds received under the PPP had been used for qualified purposes. The Company applied for forgiveness of the Note in accordance with PPP guidelines, and in October, 2021, received approval of the forgiveness application. As of December 31, 2022 and 2021, there was no outstanding balance for the Note.

In February 2021, the Company entered into a second Note (the “PPP2 Note”) with the Lender, pursuant to which the Lender agreed to make a loan to the Company under the PPP offered by the SBA in a principal amount of $892,115 pursuant to Title 1 of the CARES Act. The PPP2 Note matures in five years with interest accruing at 0.98% per annum. Proceeds of the PPP2 Note are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. All of the funds received under the PPP2 Note were used for qualified purposes during 2021. The Company applied for forgiveness of the PPP2 Note in accordance with PPP guidelines, and in November, 2021, received approval of the forgiveness application. As of December 31, 2022 and 2021, there was no outstanding balance for the PPP2 Note.

The PPP and PPP2 Notes that were forgiven by the SBA were recognized as gains and included in ‘Other income’ or the non-operating section of the Company’s consolidated statements of operations.

8. Capital Structure

Common Stock

As of December 31, 2022 and 2021, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of December 31, 2022 and 2021, the Company had 33,684,864 and 26,487,680 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of December 31, 2022, there were no shares of preferred stock issued and outstanding. As of December 31, 2020 and prior to the completion of the IPO, the Company was authorized to issue up to 21,982,491 shares of preferred stock at a par value of $0.00001.

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

Warrants

The following warrants were outstanding as of December 31, 2022, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering; see Note 1)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement; see Note 1)	6,451,613	$2.98	April 2027	6,132,436
Total	6,591,613			$6,302,833

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

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

Dividends

The holders of preferred stock are entitled to receive dividends, when and if declared by the Company’s Board of Directors, out of any legally available funds. The holders of preferred stock are entitled to receive dividends, prior and in preference to dividends declared on common stock, at the rate of: Series A - $0.0411 per share per annum; Series B - $0.2036 per share per annum; and Series C - $0.9476 per share per annum. Dividends are non-cumulative and will be paid pro rata, on an equal priority, pari passu basis. After payment of preferred stock dividends, any additional dividends will be paid ratably among holders of common stock and preferred stock on an as converted to Common Stock basis. As of December 31, 2022 and 2021, respectively, no dividends have been declared.

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

9. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(19,236,509)	$(7,799,529)

Basic and diluted weighted average common shares outstanding	31,233,071	5,861,730

Loss per share:
Basic and diluted	$(0.62)	$(1.33)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Common stock reserved for future issuance, on an as-if converted basis, are shown below:

	December 31,
	2022	2021
Issuance of options under incentive plans	14,931,146	8,769,694
Shares available for future stock-based award grants (see Note 10)	3,583,173	—
Underwriter’s common stock option	—	525,000
Underwriter’s warrant	140,000	140,000

Total	18,654,319	9,434,694

10. Stock-based Compensation Expense

Stock-Based Compensation

The Company uses stock-based compensation, including restricted stock units to provide long-term performance incentives for its employees and board directors. The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Forfeitures are recognized as they occur. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock and is reported in our consolidated statements of stockholders’ equity.

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

Equity Incentive Plans

In February 2013, the Company’s Board of Directors adopted the 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan authorizes the award of stock options, stock appreciation rights, restricted stock awards, stock appreciation rights, RSUs, performance awards, and other stock or cash awards.

In October 2021, the Company’s Board of Directors adopted the Cyngn Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaces the 2013 Plan. However, awards outstanding under the 2013 Plan will continue to be governed by their existing terms.

As of December 31, 2022 and 2021, approximately 3.6 million and 10.5 million shares of common stock were reserved and available for issuance under the 2021 Plan and 2013 Plan, respectively.

Options issued under the Plan generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of December 31, 2022, and activity during the year then ended:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2021	8,769,694	$1.20	7.15	$15,746,916
Granted	6,842,500	1.20
Exercised	(717,041)	0.16		1,012,175
Cancelled/forfeited	(180,043)	$2.77
Outstanding as of December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Vested and expected to vest at December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Vested and exercisable at December 31, 2022	6,266,135	$0.73	5.65	$2,555,579

The following table summarizes information about the Company’s RSUs as of December 31, 2022, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2021	-	$-
RSUs granted	244,566	5.52
RSUs vested	(28,530)	5.52
RSUs forfeited	-	-
Unvested Shares at December 31, 2022	216,036	$5.52

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

The weighted average per share grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.59 and $2.78, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in December 31, 2022 and 2021:

	December 31,
	2022	2021
Fair value of common stock	$1.20	$2.78
Expected term (in years)	6.03	6.15
Risk-free rate	3.77%	0.95%
Expected volatility	48.72%	51.0%
Dividend yield	0%	0%

For the year ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense from stock options and RSUs of approximately $2.9 million and $1.1 million, respectively.

As of December 31, 2022, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $ 9.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.5 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended December 31, 2022 were immaterial due to cumulative losses and valuation allowances.

11. Retirement Savings Plan

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

12. Income Taxes

For the years ended December 31, 2022 and 2021, the Company recorded income tax expense of $850 and $800, respectively. The effective tax rate is 0% for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Current:
Federal	-	-
State	850	800
Total current	850	800
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Total	$850	$800

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2022 and 2021 as a result of the following:

	December 31,
	2022	2021
Federal tax at statutory rate	$(4,039,453)	$(1,635,786)
State taxes	(415,015)	(543,984)
Nondeductible expenses	22,081	(308,449)
Research and development credit	(673,881)	(897,331)
Foreign tax rate difference		1,779
Stock compensation	204,047	150,330
True-up and rate change	386,624	26,751
Valuation allowance	4,516,446	3,207,490
Total	$850	$800

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 related to the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$30,186,203	$28,231,596
Research and development credits	4,867,437	4,193,556
Intangibles	1,303,262	1,772,704
Fixed assets	61,295	89,979
Stock based compensation	654,860	243,970
Lease liability	87,233	-
Capitalized research costs	1,969,682	-
Accruals and others	70,982	40,173
Gross deferred tax assets	39,200,954	34,571,977
Valuation allowance	(39,088,423)	(34,571,977)
Total deferred tax assets	112,531	-
Deferred tax liabilities:
Right of use asset	(85,975)	-
Deferred project costs	(26,536)	-
Total deferred tax liabilities	(112,531)	-
Net deferred tax assets:	$-	-

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding charge to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the years ending December 31, 2022 and 2021, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $4,516,446 and $3,207,490, respectively.

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $109,139,982 and $105,895,217, respectively, which will both begin to expire in 2034 with $73,802,785 of our federal net operating loss carryforward lasting indefinitely.

As of December 31, 2022, the Company had federal and state research credit carryforwards of approximately $4,870,011 and $2,637,304, respectively. The federal research credit carryforwards will begin to expire in 2033 while the California research credits carry forward have an indefinite life.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The CARES Act contained modifications to Section 163(j) pertaining to the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and is fully offset with the valuation allowance.

The following table reflects changes in gross unrecognized tax benefits:

	December 31,
	2022	2021
Balance at beginning of year	$1,797,238	$1,412,668
Increase in balance related to tax positions taken during the current year	288,806	199,218
Increase in balance related to tax positions taken during prior years	-	185,352
Decrease in balance related to prior year tax positions	-	-
Decrease in balance related to settlement with tax authorities	-	-
Balance at end of year	$2,086,044	$1,797,238

As of December 31, 2022, $2,086,044 of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. In accordance with FASB ASC 740, the Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. Total interest and penalties recognized in the consolidated statement of operations was zero for 2022 and 2021.

The Company files income tax returns in the US federal and various state jurisdictions. The Company’s tax years for 2019 and forward are subject to examination by the US tax authorities. The Company’s tax years for 2018 and forward are subject to examination by various state tax authorities. However, due to the fact that the Company had loss and credits carried forward in some jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. The Company files U.S. and foreign income tax returns with varying statutes of limitations. Due to the Company’s net carryover of unused operating losses, all years remain subject to future examination by tax authorities.

The Company is currently seeking relief in filing of foreign tax returns related to both foreign subsidiaries that are in the process of winding down operations. In the event that they are required, and relief is not available, filings will be completed as part of the overall dissolution process. No loss carryforwards or other attributes are recorded as part of the provision for income taxes, as there will not be future income to utilize any deferred assets in those foreign jurisdictions.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for public business entities for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. The impact to the company is immaterial.

13. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2022 and 2021.

14. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●	Rising interest rates and its impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going-concern assessments;

●	Effects of the Russia-Ukraine conflict such as possible cyberattacks and potential disruptions in the banking systems and capital markets and the supply chain;

●	Other factors beyond its control such as natural disasters, terrorism, civil unrest, infectious diseases and pandemics including COVID-19 and its variants

The Company is unable to predict and quantify at this time the extent of the related potential adverse effects but continuously monitors these risks and uncertainties on its future operations and financial performance.

15. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility on estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors. While the Company believes the remediation measures taken to date will improve the effectiveness of its internal control over financial reporting, the Company will continue to perform additional procedures and employ additional tools and resources deemed necessary to ensure that its consolidated financial statements are fairly stated in all material respects.

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

Changes in Internal Control over Financial Reporting

As reported in our Quarterly Reports on Form 10-Q as of June 30, 2022 and September 30, 2022, the following was identified as a material weakness during the second quarter of 2022: ineffective oversight of third parties engaged to assist in the Company’s financial reporting and disclosure process. During the third quarter of 2022, management revised the processes surrounding this material weakness. We believe that this previously reported material weakness was successfully remediated as of December 31, 2022.

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

Except as described as above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers. Our Board of Directors is currently comprised of five members. Our Board is divided into three classes of directors, each serving a staggered three-year term. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the class whose term is then expiring. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Lior Tal	49	Chief Executive Officer, Chairman of the Board of Directors and Director
Donald Alvarez	58	Chief Financial Officer and Director
Ben Landen	35	Vice President of Business Development
Karen Macleod	59	Director
Colleen Cunningham	60	Director
James McDonnell	67	Director

The principal occupations and business experience for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Lior Tal

Mr. Tal has served as the Company’s Chief Executive Officer and a Director since October 2016. From June 2016 to October 2016, Mr. Tal served as the Company’s Chief Operating Officer. Prior to joining the Company, Mr. Tal was the director of international growth and partnerships at Facebook where he worked from April 2011 to June 2016. Mr. Tal co-founded Snaptu (acquired by Facebook) in September 2007 and was the vice president of business development until May 2011. During his time at Snaptu, Mr. Tal helped grow the user base from launch to tens of millions of users. Prior to co-founding Snaptu, Mr. Tal was a partner at Barzam, Tal, Lerer Attorneys-at-Law & Patent attorneys from March 2004 to August 2007. Mr. Tal has also held leadership roles at Actimize (acquired by NICE), DiskSites (acquired by EMC), and Odigo (acquired by Comverse). Mr. Tal holds a law degree from Tel Aviv University and an LLB in law and a BA in Business Management from Reichman University.

Mr. Tal’s executive and technology industry experience qualify him to serve on our board of directors.

Donald Alvarez

Mr. Alvarez has served as the Company’s Chief Financial Officer since June 2021 and a Director since August 2022. Prior to joining the Company, Mr. Alvarez was the vice president of finance of the International Council of Shopping Centers from 2017 to August 2020. During his time at the International Council of Shopping Centers, Mr. Alvarez helped improve internal controls, increase productivity and reduce cost. Mr. Alvarez was active in renegotiating merchant credit card fees. He also implemented a company-wide, annual budget process and deployment of a new budgeting software tool. From 2015 to 2017, Mr. Alvarez was vice president of finance of QuVa Pharma, Inc. (“QuVa”), where he helped create an accounting and finance department. From 2011 to 2014, Mr. Alvarez was the national managing partner, COO and CFO of Tatum, a Randstand Company (“Tatum”). During his time with Tatum, Mr. Alvarez oversaw a business turnaround that significantly improved Tatum’s financial performance. Mr. Alvarez has held several other senior financial and operational roles in both private and public companies, including CFO of Broadband Discovery Systems, Inc., CFO of Fatbrain.com, CFO of Shop.com, and Regional Managing Director of Resources Global Professionals. Mr. Alvarez began his career in the audit and assurance practice of Deloitte where he spent seven years. Mr. Alvarez holds a BS in Business Administration from California State University, East Bay.

Mr. Alvarez’s financial expertise and significant audit and reporting knowledge qualify him to serve on the Company’s board of directors.

Ben Landen

Mr. Landen has served as the Company’s Vice President of Business Development since May 2021. Prior to that, Mr. Landen served as the Company’s Senior Director of Product & Partnerships from September 2019 to May 2021. From May 2017 to September 2019, Mr. Landen was the head of product & business development at DeepScale (acquired by Tesla), a venture-backed startup that developed AI perception solutions for autonomous vehicles. From August 2015 to April 2017, Mr. Landen was a senior business manager of Maxim Integrated, where he managed a $100 million automotive semiconductor product line and supervised a team of product managers. Mr. Landen was a business manager from September 2013 to August 2015 and an associate business manager from August 2010 to September 2013. Mr. Landen holds a BS in Electrical Engineering from California Polytechnic University, San Luis Obispo and an MBA from UC Berkeley’s Haas School of Business.

Non-Executive Directors

Karen Macleod

Ms. Macleod has served as a member of the Company’s board of directors since July 2021. Ms. Macleod was the founder and chief executive officer of The Arete Group, LLC from 2015 to 2021. Ms. Macleod was the president of Tatum, Randstand Holdings NV Company from 2011 to 2014. Ms. Macleod was the president of Resources Connection, Inc. North America from 2004 to 2009 and previously served in other capacities after joining the company in 1996. From 1985 to 1994, Ms. Macleod was a senior manager at Deloitte. Ms. Macleod additionally has served on the Board of Directors of Track Group Inc. (OTCQX — TRCK) since 2016 and currently chairs the Audit Committee. She also has served on the Board of the Lakeland Hills YMCA since 2020 and currently serves on the Finance Committee. Ms. Macleod served as a member of the board of directors and a member of the audit committee of the FWA of New York from 2018 to 2021. From 1998 to 2009, Ms. Macleod served on the board of directors of Resources Connection, Inc. (Nasdaq — RGP). From 2006 to 2013, Ms. Macleod served on the board of directors of Overland Solutions. Ms. Macleod holds a BA in Business Economics from University of California, Santa Barbara.

Ms. Macleod prior board experience and particularly her role serving on audit committees qualify her to serve on the Company’s board of directors.

Colleen Cunningham

Ms. Cunningham has served as a member of the Company’s board of directors since September 2021. Ms. Cunningham has served as a board member and the treasurer of Northstar Pet Rescue since 2017. From 2012 to 2018, Ms. Cunningham was the senior vice president and corporate controller of Zoetis, Inc. Prior to that, Ms. Cunningham was the global managing director of Resources Connection, Inc. from 2007 to 2012. From 2003 to 2007, Ms. Cunningham was the president and chief executive officer of Financial Executives International. From 2001 to 2003, Ms. Cunningham was the chief financial officer of Havas Advertising, North America. Ms. Cunningham was chief accountant at AT&T, Inc. from 1999 to 2001. Prior to that, Ms. Cunningham was a division manager of accounting policy and external reporting for AT&T, Inc. from 1995 to 1999. Ms. Cunningham was the assistant controller of AT&T Capital Corporation from 1988 to 1995. From 1984 to 1988, Ms. Cunningham was a senior auditor at Touche Ross/Coopers & Lybrand. Ms. Cunningham has also served on various committees. From 2015 to 2018, Ms. Cunningham served as a member of the US Chamber of Commerce Financial Reporting Committee. From 2012 to 2018, Ms. Cunningham served as a member of the FEI Committee on Corporate Reporting. From 2007 to 2012, Ms. Cunningham served as a member of the International Issues Conference Committee of AICPA. From 2005 to 2009, Ms. Cunningham served as a board member and the chair of the Ethics Resource Center Finance Committee. From 2005 to 2018, Ms. Cunningham served as a member of the advisory board to the accounting department of Pennsylvania State University. From 2003 to 2007, Ms. Cunningham served as a member of both the International Accounting Standards Board Standing Advisory Committee and the Financial Accounting Standards Board Advisory Committee. Ms. Cunningham holds a BA in economics from Rutgers University and an MBA in management from New York University’s Stern School of Business.

Ms. Cunningham’s prior management experience and expertise in corporate reporting, governance and accounting issues qualify her to serve on the Company’s board of directors.

James McDonnell

Mr. McDonnell has served as a member of the Company’s board of directors since September 2021. Mr. McDonnell is currently the Senior Vice President of Sales & Marketing for Vispero, since 2017. Mr. McDonnell was vice president of sales at Honeywell from 2013 to 2017. Mr. McDonnell served on the board of Asetek from 2014-2019. Mr. McDonnell was senior vice president of sales & marketing at Intermec from 2010 to 2013. Prior to this, Mr. McDonnell was a senior vice president and served in many executive sales and marketing roles at Hewlett-Packard from 1983 to 2009. Mr. McDonnell began his career at the General Electric Company from 1977 to 1983. Mr. McDonnell has a BS degree in Electrical engineering from Villanova University.

Mr. McDonnell’s prior experiences in sales & marketing leadership within various technology companies and his experience in industrial markets qualify him to serve on the Company’s board of directors.

Board Composition

Our board currently consists of five directors, Lior Tal, Donald Alvarez, Karen Macleod, Colleen Cunningham and James McDonnell. Ms. Macleod, Ms. Cunningham and Mr. McDonnell are “independent directors” within the meaning of the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market (“Nasdaq”).

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

The Company believes that it is presently in compliance with the diversity requirements imposed by the Nasdaq listing rules.

Board Diversity Matrix (as of March 16, 2023)

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	1	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	1	-	-
Did Not Disclose Demographic Background	-	-	-	-

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Item 11. Executive Compensation

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Lior Tal	2022	$500,000	$300,000	$-	$1,152,831	$-	$-	$-		$1,952,831
CEO	2021	350,000	150,000	-	506,857	-	-	-		1,006,857
Donald Alvarez	2022	300,000	-	-	300,096	-	-	-		600,096
CFO	2021	152,885	-	-	139,336	-	-	-		292,221
Ben Landen	2022	250,000	-	-	80,982	-	-			330,982
VP of Business Development	2021	222,454	-	-	32,256	-	-	5,000	(1)	259,710

(1)	Represents relocation expenses paid by the Company on behalf of Mr. Landen.

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

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2022, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lior Tal (Chief Executive Officer)	2,878,004	—	$0.13	4/5/27; 3/22/28	—	—
	1,987,000	—	$0.22	5/30/28	—	—
	566,667	1,033,333	$2.88	7/25/31	—	—
	47,187	2,217,813	$0.9775	11/7/32	—	—

Donald Alvarez Chief Financial Officer)	150,000	250,000	$2.88	7/25/31	—	—
	9,895	465,105	$0.9775	11/7/32

Ben Landen (Vice President of Business Development)	81,875	28,125	$0.23	11/4/29	—	—
	35,416	64,584	$2.88	7/25/31
	—	50,000	$1.45	3/21/32
	5,375	252,625	$0.9775	11/7/32	—	—

Compensation of Directors

Each of our independent directors receives annual cash compensation of $35,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an annual compensation of $20,000, $15,000 and $10,000, respectively; and the lead independent director receives an annual cash compensation of $15,000. Each independent director receives (i) an initial award of $270,000 in restricted stock units of the Company to which shall be awarded on May 1st of each fiscal year and which will vest monthly over three (3) years, and (ii) an annual award of $180,000 in restricted stock units of the Company, which shall be granted on May 1st of each fiscal year and which will vest in its entirety one (1) year from the grant date.

The following table sets forth the summary compensation information (described above) for each of our non-employee directors for the fiscal year ended December 31, 2022:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karen Macleod	50,000	10,365	-	-	-	-	60,365
Colleen Cunningham	55,000	10,365	-	-	-	-	65,365
James McDonnell	60,000	10,365	-	-	-	-	70,365

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of March 15, 2023 by (i) any person or group beneficially owning more than 5% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of the date of March 15, 2023. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Cyngn Inc., 1015 O’Brien Drive, Menlo Park, CA 94025.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors and Officers:
Lior Tal(2)	6,348,129	16.04%
Donald Alvarez(3)	251,041	0.74%
Ben Landen(4)	227,041	0.67%
Karen Macleod(5)	56,422	017%
Colleen Cunningham(6)	46,553	0.14%
James McDonnell(7)	46,553	0.14%
All Executive Officers and Directors as a Group (6 persons)	6,975,739	17.90%

Beneficial owners of more than 5%:
Entities affiliated with Benchmark(8)	9,238,787	27.40%
Andreessen Horowitz Fund III, L.P(9)	5,234,828	15.52%
Entities affiliated with Redpoint(10)	2,463,851	7.31%

(1)	We have based our calculation of the percentage of beneficial ownership on 33,719,592 shares of common stock outstanding on March 15, 2023. We have deemed shares of common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 15, 2023 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(2)	Includes 500,000 shares of common stock held directly and 5,848,129 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 15, 2023.

(3)	Represents shares of common stock underlying 251,041 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 15, 2023.

(4)	Includes 40,000 shares of common stock held directly and 187,041 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 15, 2023.

(5)	Represents shares of common stock underlying 56,422 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 15, 2023.

(6)	Represents shares of common stock underlying 46,553 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 15, 2023.

(7)	Represents shares of common stock underlying 46,553 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 15, 2023.

(8)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by entities and individuals affiliated with Benchmark. Represents 9,238,787 shares, of which 239,529 are directly owned by Benchmark Capital Partners VI, L.P. (“BCP VI”), 14,980 are directly owned by Benchmark Founders’ Fund VI, L.P. (“BFF VI”), 9,832 are directly owned by Benchmark Founders’ Fund VI-B, L.P. (“BFF VI-B”), 25,821 are held in nominee form for the benefit of persons associated with Benchmark Capital Management Co. VI, L.L.C. (“BCMC VI”), 7,111,971 are directly owned by Benchmark Capital Partners VII, L.P. (“BCP VII”), 789,847 are directly owned by Benchmark Founders’ Fund VII, L.P. (“BFF VII”) and 1,046,807 are directly owned by Benchmark Founders’ Fund VII-B, L.P. (“BFF VII-B”). BCMC VI is the general partner of BCP VI, BFF VI and BFF VI-B, and BCMC VII is the general partner of BCP VII, BFF VII and BFF VII-B. Matthew R. Cohler (“Cohler”), a member of BCMC VI and BCMC VII, may be deemed to have shared power to dispose of the shares held directly by these entities. BCMC VI, the general partner of BCP VI, BFF VI and BFF VI-B, may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by BCP VI, BFF VI and BFF VI-B. BCMC VII, the general partner of BCP VII, BFF VII and BFF VII-B, may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by BCP VII, BFF VII and BFF VII-B. Alexandre Balkanski (“Balkanski”), Matthew R. Cohler (“Cohler”), Bruce W. Dunlevie (“Dunlevie”), Peter Fenton (“Fenton”), J. William Gurley (“Gurley”), Keven R. Harvey (“Harvey”), Robert C. Kagle (“Kagle”) and Mitchell H. Lasky (“Lasky”) are members of BCMC VI and may be deemed to have shared power to vote and shared power to dispose of shares of the Company directly owned by BCP VI, BFF VI and BFF VI-B. Cohler, Dunlevie, Fenton, Gurley, Harvey and Lasky are members of BCMC VII and may be deemed to have shared power to vote and shared power to dispose of shares of the Company directly owned by BCP VII, BFF VII and BFF VII-B. The principal business address for each of these entities and individuals is 2965 Woodside Road, Woodside, California 94062. Mr. Lasky previously served as a director of the Company through August 9, 2022.

(9)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by entities and individuals affiliated with Andreessen Horowitz Fund III, L.P. (“AH III”). Represents 5,234,828 shares of common stock, all of which are held of record by AH III. The address of the stockholder is Andreessen Horowitz Fund III, L.P. 2865 Sand Hill Road, Suite 101 Menlo Park, CA 94025 Attn: Robin Casey. Marc Andreessen and Ben Horowitz share voting and dispositive power over the securities held by the stockholder.

(10)	Based solely on a Schedule 13G filed with the SEC on February 11, 2022 by entities affiliated with Redpoint. Represents (i) 2,402,255 shares of common stock, held of record by Redpoint Ventures IV, L.P. (“RV IV”) and (ii) 61,596 shares of common stock held of record by Redpoint Associates IV, L.L.C. (“RA IV,” and together with RV IV, the “Redpoint Entities”). Redpoint Ventures IV, LLC (“RV IV LLC”) is the sole general partner of RV IV and the managers of RV IV LLC commonly control RA IV. Voting and dispositive decisions with respect to the shares held by RV IV and RA IV are made by the managers of RV IV LLC and RA IV: W. Allen Beasley, Jeffrey D. Brody, Satish Dharmaraj, R. Thomas Dyal, Timothy M. Haley, Christopher B. Moore, Scott C. Raney, John L. Walecka and Geoffrey Y. Yang. The address for each of the Redpoint Entities is 2969 Woodside Road, Woodside, CA 94062.

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

As of December 31, 2022 and 2021, the number of shares of common stock were reserved and available for issuance under the 2021 Plan is 3,583,173 and 10,502,696, respectively.

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

Amended and Restated Investor Rights Agreement

We are parties to that certain second amended and restated investor rights agreement dated December 24, 2014, entered into with our certain of our stockholders, including an entity with which a former director is affiliated. These stockholders are entitled to rights with respect to the registration of their shares following our initial public offering.

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

Our board currently consists of five directors, Lior Tal, Donald Alvarez, Karen Macleod, Colleen Cunningham and James McDonnell. Ms. Macleod, Ms. Cunningham and Mr. McDonnell are “independent directors” within the meaning of the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market (“Nasdaq”).

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed by Marcum LLP for the fiscal years ended December 31, 2022 and 2021, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2022	2021
Audit fees(1)	$230,000	$185,482
Audit-related fees(2)	27,000	74,852
All other fees(3)	11,011	7,290
Total fees	$268,011	$267,624

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.

(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statements on Form S-3 and Form S-8

(3)	All other fees consist of fees related to engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6	Fifth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
3.7	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
4.1	Description of Registrant’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended December 31, 2021)
10.1	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.3	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.6	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.7	Employment Agreement by and between Cyngn Inc. and Lior Tal dated as of January 1, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2022.
10.8	Engagement Letter dated April 27, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.9	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.10	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.11	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.12	Form of Pre-Funded Warrants incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNGN INC.

By:	/s/ Lior Tal
Lior Tal
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 16, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lior Tal	Chief Executive Officer and Director	March 16, 2023
Lior Tal	(Principal Executive Officer)

/s/ Donald Alvarez	Chief Financial Officer and Director	March 16, 2023
Donald Alvarez	(Principal Financial Officer)

/s/ Karen Macleod	Director	March 16, 2023
Karen Macleod

/s/ Colleen Cunningham	Director	March 16, 2023
Colleen Cunningham

/s/ James McDonnell	Director	March 16, 2023
James McDonnell