Form 10-Q
period 2023-03-31
Cyngn Inc.
filed 2023-05-11
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 11, 2023, the issuer had 33,826,823 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash	$7,967,979	$10,536,273
Restricted cash	-	50,000
Short-term investments	8,988,753	12,064,337
Prepaid expenses and other current assets	1,384,996	1,126,137
Total current assets	18,341,728	23,776,747

Property and equipment, net	1,250,276	884,000
Right of use asset, net	233,167	371,189
Intangible assets, net	509,275	473,076
Total Assets	$20,334,446	$25,505,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$443,599	$155,943
Accrued expenses and other current liabilities	231,735	854,920
Operating lease liability, current portion	238,600	376,622
Total liabilities (all current)	913,934	1,387,485

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.00001, 10 million shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized, 33,719,592 and 33,684,864 shares issued and outstanding as of March 31, 2023 and December 31, 2022	337	337
Additional paid-in capital	160,778,972	159,847,229
Accumulated deficit	(141,358,797)	(135,730,039)
Total stockholders’ equity	19,420,512	24,117,527
Total Liabilities and Stockholders’ Equity	$20,334,446	$25,505,012

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$872,800	$-
Costs and expenses		-
Cost of revenue	616,694	-
Research and development	3,030,056	1,681,145
General and administrative	3,070,920	2,137,516
Total costs and expenses	6,717,670	3,818,661

Loss from operations	(5,844,870)	(3,818,661)

Other income, net
Interest income (expense)	46,902	(379)
Other income	169,210	1
Total other income, net	216,112	(378)

Net loss	$(5,628,758)	$(3,819,039)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.14)

Weighted-average shares used in computing net loss per share attributable to common shareholders’, basic and diluted	33,702,767	26,862,227

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	616,750	6	88,879	-	88,885
Stock-based compensation	-		-		520,142	-	520,142

Net loss	-		-		-	(3,819,039)	(3,819,039)
Balance as of March 31, 2022	-	$-	27,104,430	$271	$159,847,229	$(120,312,569)	$19,037,550

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527
Exercise of stock options	-	-	34,728	-	6,844	-	6,844
Stock-based compensation	-		-		924,898	-	924,898

Net loss	-		-		-	(5,628,758)	(5,628,758)
Balance as of March 31, 2023	-	$-	33,719,592	$337	$160,778,972	$(141,358,797)	$19,420,512

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023		2022
Cash flows from operating activities
Net loss		$(5,628,758)	$(3,819,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		228,031	69,054
Stock-based compensation		924,899	520,142
Realized gain on short-term investments		(169,210)	-
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets		(258,859)	(808,350)
Accounts payable		287,656	(17,583)
Accrued expenses, lease liabilities, and other current liabilities		(761,207)	655,546
Net cash used in operating activities		(5,377,448)	(3,400,230)

Cash flows from investing activities
Purchase of property and equipment		(447,739)	(226,906)
Acquisition of intangible asset		(44,745)	-
Purchase of short-term investments		(10,497,206)	-
Proceeds from maturity of short-term investments		13,742,000	-
Net cash provided by (used in) investing activities		2,752,310	(226,906)

Cash flows from financing activities
Proceeds from exercise of stock options		6,844	88,885
Net cash provided by financing activities		6,844	88,885

Net decrease in cash and restricted cash		(2,618,294)	(3,538,251)
Cash and restricted cash, beginning of period		10,586,273	21,995,981
Cash and restricted cash, end of period		$7,967,979	$18,457,730

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes		$-	$-

Supplemental disclosure of non-cash activities:
Initial recognition of operating lease right-of-use assets and operating lease liabilities	$		$824,292
Change in deferred rent associated with ASC 842			58,676
Acquisition of property and equipment included in accounts payable and accrued expenses		139,568	-

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

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. There were no Common Warrants exercised as of December 31, 2022 (see Note 8. Capital Structure).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of $5.7 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. Accumulated deficit amounted to $141.4 million and $135.7 million as of March 31, 2023 and December 31, 2022, respectively. Net cash used in operating activities was $5.4 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses, to generate positive operating cash flows and obtaining funds from outside sources of financing to generate positive financing cash flows. As of March 31, 2023, the Company’s unrestricted cash balance was $7.9 million and its short-term investments balance was $8.9 million. As of December 31, 2022, the Company’s unrestricted balance of cash was $10.5 million and the short-term investments balance was $12.1 million.

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this quarterly report on its consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2022, and 2021, which was filed with the SEC on March 17, 2023.

The accompanying unaudited consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2022, and 2021, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021 that have had a material impact on the consolidated financial statements and the related notes.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year December 31, 2023. These unaudited consolidated financial statements include all adjustments and accruals that are necessary for a fair statement of all interim periods reported herein.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of March 31, 2023 and December 31, 2022.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of March 31, 2023 and December 31, 2022, the Company had $7.9 million and $10.5 million of cash, respectively.

In addition, the Company had $126,489 in restricted cash as of March 31, 2022, reported separately as current assets on its consolidated balance sheet. The Company’s restricted cash consists of cash not available for immediate use that the Company is obligated to maintain in accordance with the terms of its credit card spending arrangement.

The following table provides a reconciliation of cash and restricted cash to amounts shown in the consolidated statements of cash flows:

	March 31,
	2023	2022
Cash	$7,967,979	$18,331,241
Restricted cash	-	126,489
Total Cash and Restricted cash	$7,967,979	$18,457,730

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, Investments – Debt and Equity Securities, and recorded these securities at amortized cost on the accompanying consolidated balance sheet as of March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts was zero as of March 31, 2023 and December 31, 2022.

Fair Value Measurements

The accounting guidance under ASC Topic 820, Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. As such, fair value is considered a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Construction work in progress includes production costs and costs of materials used in the development of the Company’s autonomous driving software. Assets are held as construction work in progress until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Repair and maintenance costs are expensed as incurred.

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

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to the intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, Business Combination, the agreement was treated as an asset acquisition rather than a business combination.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2023 and December 31, 2022 (see Note 11. Income Taxes).

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

Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 140,000 shares of the Company’s common stock. In addition, the Company issued 6,451,613 Common Warrants as a part of the private placement offering. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of March 31, 2023 and December 31, 2022.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, makes operating decisions and evaluates financial performance.

Revenue Recognition

The Company enters into Non-Recurring Engineering (“NRE”) contracts that are principally comprised of engineering services related to customer-specific configuration of the DriveMod. Generally with respect to these NRE contracts, i) the determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract; ii) payment under these arrangements are comprised of upfront payments due upon execution of the agreements as well as payments due upon the achievement of milestones specified in each arrangement; and iii) contain mutual termination clauses without penalty. The Company recognizes revenue from NRE contracts that are fully funded by customers and the sale of its products when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, by following a five-step process which includes i) identify the contract with a customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to performance obligations in the contract and; v) recognize revenue when or as the Company satisfies a performance obligation.

Each of the Company’s NRE arrangements are comprised of multi-phase deliverables recognized at a point in time upon completion and acceptance from the customer of each phase of the arrangement.

One domestic customer which is a subsidiary of a global conglomerate represented 76.8% of revenue recognized for the three months ended March 31, 2023, associated with an NRE contract.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit loss impairment for certain financial assets. As a result of adoption, the Company will utilize current and historical collection data as well as assess current economic conditions in order to determine expected trade credit losses on a prospective basis. The adoption of this standard did not result in any material impact to our allowance for doubtful accounts balance as of March 31, 2023. In addition, the Company evaluated their debt securities for credit losses. Because the Company’s sole investments of held-to-maturity debt securities are short-term U.S. Treasury bills, no provision for credit losses on such securities was deemed necessary.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had no contract assets or liabilities as of March 31, 2023 and December 31, 2022.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. The Company had deferred contract costs totaling $0 and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of March 31, 2023 and December 31, 2022, the amortized cost of the Company’s U.S. government treasury bills totaled $9.0 million and $12.1 million, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of March 31, 2023. The Company does not expect a credit loss for its short-term investments.

Property and Equipment, Net

Property and equipment is comprised of the following:

	March 31,	December 31,
	2023	2022
Automobiles	$399,087	$397,816
Furniture and fixtures	176,402	176,402
Computer and equipment	410,817	380,457
Leasehold improvements	192,798	93,120
Construction work in progress	675,720	359,289
Property and equipment, gross	1,854,824	1,407,084
Less: accumulated depreciation	(604,548)	(523,084)
Total property and equipment, net	$1,250,276	$884,000

Depreciation expense for the three months ended March 31, 2023 and 2022 was $81,464 and $21,075, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
Credit card payable	$15,248	$5,194
Accrued expenses	94,987	283,118
Accrued payroll	121,500	566,608
Total accrued expenses and other current liabilities	$231,735	$854,920

5. Leases

The Company leases its office space in Menlo Park, California, under a lease agreement which expired in February 2022 and was subsequently renewed and amended for an 18-month term that expires in August 2023. Monthly payments are approximately $47,000. The lease includes non-lease components (i.e., common area maintenance costs) that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under non-cancellable leases as of March 31, 2023 are as follows, which are presented as lease liabilities on the Company’s consolidated balance sheet:

Period	Operating Lease
Remainder of 2023	$240,992
Less: imputed interest	(2,392)
Present value of lease liabilities, all current	$238,600

Weighted-average remaining lease term (in years)	0.42
Weighted-average discount rate	4.87%

Lease expense under the Company’s operating lease was $142,586 and $78,099 for the three months ended March 31, 2023 and 2022, respectively. The amortization of the operating lease right-of-use assets totaled $138,022 and $47,112 for the three months ended March 31, 2023 and 2022, respectively. The weighted-average discount rate is based on the implicit interest rate of the present value of the remaining lease payments and the remaining lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$408,567	$(17,987)	$390,580
Trademark	45,000	(20,750)	24,250
Rights to intellectual property	100,000	(5,555)	94,445
Total intangible assets	$553,567	$(44,292)	$509,275

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$363,821	$(11,856)	$351,965
Trademark	45,000	(20,000)	25,000
Rights to intellectual property	100,000	(3,889)	96,111
Total intangible assets	$508,821	$(35,745)	$473,076

Amortization expense for each of the three months ended March 31, 2023 and 2022 was $8,547 and $867, respectively.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2023	$27,679
2024	36,904
2025	36,904
2026	36,904
2027	36,904
Thereafter	333,980
Total	$509,275

7. Capital Structure

Common Stock

As of March 31, 2023 and December 31, 2022, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2023 and December 31, 2022, the Company had 33,719,592 and 33,684,864 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Warrants

The following warrants were outstanding as of March 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering; see Note 1)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement; see Note 1)	6,451,613	$2.98	April 2027	6,132,436
Total	6,591,613			$6,302,833

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements. The warrants are not marked-to-market each reporting period, and thus there is no impact to earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to common stock and additional paid-in capital in stockholders’ equity.

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(5,628,758)	$(3,819,039)

Basic and diluted weighted average common shares outstanding	33,702,767	26,862,227

Loss per share:
Basic and diluted	$(0.17)	$(0.14)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

9. Stock-based Compensation Expense

Stock-Based Compensation

The Company uses stock-based compensation, including restricted stock units, to provide long-term performance incentives for its employees and board directors. The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Forfeitures are recognized as they occur. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock and is reported in our consolidated statements of stockholders’ equity.

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

As of March 31, 2023 and December 31, 2022, approximately 2.8 million and 3.6 million shares of common stock were reserved and available for issuance under the 2021 Plan and 2013 Plan, respectively.

Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of March 31, 2023, and activity during the year then ended:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Granted	1,231,000	1.06
Exercised	(22,500)	0.30		15,201
Cancelled/forfeited	(404,000)	$2.04
Outstanding as of March 31, 2023	15,519,610	$1.19	7.74	$6,879,114
Vested and expected to vest at March 31, 2023	15,519,610	$1.19	7.74	$6,879,114
Vested and exercisable at March 31, 2023	6,977,311	$0.83	5.79	$5,504,518

The following table summarizes information about the Company’s RSUs as of March 31, 2023, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2022	216,036	$5.52
RSUs granted	-	-
RSUs vested	(12,228)	5.52
RSUs forfeited	-	-
Unvested Shares at March 31, 2023	203,808	$5.52

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

The weighted average per share grant-date fair value of options granted during the three months ended March 31, 2023 and 2022 was $0.57.

The following weighted average assumptions were used in estimating the grant date fair values in March 31, 2023 and 2022:

	March 31,
	2023	2022
Fair value of common stock	$1.06	$1.45
Expected term (in years)	6.03	6.05
Risk-free rate	3.73%	2.39%
Expected volatility	52.50%	36.15%
Dividend yield	0%	0%

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense from stock options and RSUs of approximately $925,000 and $520,000, respectively.

As of March 31, 2023, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $ 8.6 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.3 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended March 31, 2023 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three months ended March 31, 2023 and 2022.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2023, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2023 and December 31, 2022.

13. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●	Rising interest rates and its impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going-concern assessments;

●	Effects of the Russia-Ukraine conflict such as possible cyberattacks and potential disruptions in the banking systems and capital markets and the supply chain; and

●	Other factors beyond its control such as natural disasters, terrorism, civil unrest, infectious diseases and pandemics including COVID-19 and its variants.

The Company is unable to predict and quantify at this time the extent of the related potential adverse effects but continuously monitors these risks and uncertainties on its future operations and financial performance.

14. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2023. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” and Cyngn refer to Cyngn Inc. and its consolidated subsidiaries.

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

Although both the components and the combined solutions of EAS are still under development, components of EAS have already been used for a paid customer trial and pilot deployments. We have not yet derived any significant recurring revenues from EAS but began marketing EAS to customers in 2022. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to equal or exceed that of 2022. We also expect that limited paid pilot deployments in 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

Our strategy upon establishing a customer relationship with an OEM is to seek to embed our technology into their vehicle roadmap and expand our services to their many clients. Once we solidify an initial AV deployment with a customer, we intend to seek to expand within the site to additional vehicle platforms and/or expand the use of similar vehicles to other sites operated by the customer. This “land and expand” strategy can repeat iteratively across new vehicles and sites and is at the heart of why we believe industrial AVs that operate in geo-fenced, constrained environments are poised to create value.

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

Critical Accounting Policies and Estimates and Judgements

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and SEC regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

The Company consider warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates to have the greatest potential impact on our consolidated financial statements.

Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”) warrants to purchase up to 140,000 shares of its common stock, exercisable at a price per share of $9.373 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 6,451,613 shares of its common stock, exercisable at a price per share of $2.98 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

The Company also applied the guidance in ASC 340-10-S99-1, Other Assets and Deferred Costs, which states specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. The Company treated the valuation of the warrants as directly attributable to the issuance of an equity contract and, accordingly, classified the warrants as additional paid-in capital.

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

Results of Operations

Revenue

We currently derive revenue from two sources. First, we enter into fixed-price NRE contracts related to trial projects that consist of several independent phases and includes design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations. The determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract. The purpose of these fully funded projects is to exhibit the feasibility of the Company’s technology offering to the customer on additional vehicle types and provide a level of confidence to encourage the customer to enter into a multi-year, commercial arrangement with the Company in the future. Revenue on these multi-phase contracts is generally recognized at the point in time when the performance obligations of each independent phase have been completed and customer acceptance has been acknowledged. Contracts often allow mutual termination without penalty. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss.

We also sell Infinitracker, an off-the-shelf asset tracking device. Revenue on product sales is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer.

During the three months ended March 31, 2023, the Company recognized $872,800 of revenue, substantially all associated with NRE contracts.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three months ended March 31, 2023, the company reported cost of revenue of $616,700 consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the initial phases of NRE contracts.

Research and Development

Research and development expense consist primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company’s products and services. Research and development costs incurred during NRE projects are capitalized and expensed when the associated NRE revenue is recognized. All other research and development costs are expensed as incurred.

Research and development expense for the three months ended March 31, 2023 increased by $1.3 million or 80% to $3.0 million from $1.7 million for the three months ended March 31, 2022. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $1.0 million or 45% to $3.1 million for the three months ended March 31, 2023 from $2.1 million for the three months ended March 31, 2022. The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support being a public company, an increase in investor relations activities, including subscriptions, software tools, conference attendance and associated travel and increases in other general and administrative expenses.

Interest income, net

Interest (expense) income increased by $47,300 to $46,900 for the three months ended March 31, 2023 from ($400) for the three months ended March 31, 2022. Interest income consists primarily of interest earned of $46,900 from the Company’s interest-bearing bank accounts.

Other Income

Other income increased by $169,200 to $169,200 for the three months ended March 31, 2023 from $0 for the three months ended March 31, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of March 31, 2023, the Company had unrestricted cash of approximately $8.0 million and short-term investments of $9.0 million. As of December 31, 2022, the Company had unrestricted cash of approximately $10.5 million and short-term investments of $12.1 million. On April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

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

Based on cash flow projections from operating and financing activities and existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations and it will be able to meet its payment obligations from operations and debt-related obligations for at least one year from the issuance date of this quarterly report. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

Cash Flows

Operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $5.4 million, an increase of approximately $1.9 million or 58% compared to $3.4 million for the three months ended March 31, 2022. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company continues to grow, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2023 was approximately $2.8 million, an increase of approximately $3.0 million compared to net cash used in investing activities of approximately $227,000 for the three months ended March 31, 2022. The increase consists of investment maturities of $13.7 million, which were offset by purchases of short-term investments of $10.5 million and approximately $0.4 million in purchases of R&D-related hardware equipment and acquisition of intangible asset.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was $6,800, which consisted of proceeds from the exercise of stock options.  Cash provided by financing activities for the year three months March 31, 2022 was $88,900, which consisted of proceeds from the exercise of stock options.

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

We are also a “smaller reporting company”, meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of the IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 11thday of May, 2023.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial Officer)