Form 10-Q
period 2023-06-30
Cyngn Inc.
filed 2023-08-10
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, the issuer had 33,993,964 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$3,055,843	$10,536,273
Restricted cash	-	50,000
Short-term investments	9,063,675	12,064,337
Prepaid expenses and other current assets	1,134,255	1,126,137
Total current assets	13,253,773	23,776,747

Property and equipment, net	1,191,275	884,000
Right of use asset, net	553,919	371,189
Intangible assets, net	556,778	473,076
Total Assets	$15,555,745	$25,505,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$305,403	$155,943
Accrued expenses and other current liabilities	751,190	854,920
Operating lease liability, current portion	557,108	376,622
Total liabilities (all current)	1,613,701	1,387,485

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.00001, 10 million shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized, 33,830,900 and 33,684,864 shares issued and outstanding as of June 30, 2023 and December 31, 2022	338	337
Additional paid-in capital	161,653,902	159,847,229
Accumulated deficit	(147,712,196)	(135,730,039)
Total stockholders’ equity	13,942,044	24,117,527
Total Liabilities and Stockholders’ Equity	$15,555,745	$25,505,012

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$550,952	$-	$1,423,752	$-
Costs and expenses
Cost of revenue	462,624		1,079,318
Research and development	3,737,818	2,255,666	6,767,874	3,936,811
General and administrative	2,845,922	2,357,247	5,916,841	4,494,763
Total costs and expenses	7,046,364	4,612,913	13,764,033	8,431,574

Loss from operations	(6,495,412)	(4,612,913)	(12,340,281)	(8,431,574)

Other income, net
Interest income (expense), net	18,891	(1,607)	65,793	(1,986)
Other income	123,122	2,559	292,331	2,560
Total other income , net	142,013	952	358,124	574

Net loss	$(6,353,399)	$(4,611,961)	$(11,982,157)	$(8,431,000)

Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.15)	$(0.36)	$(0.29)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,794,325	30,706,235	33,748,799	28,682,245

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	-	$-	27,104,430	$271	$139,349,848	$(120,312,569)	$19,037,550
Exercise of stock options	-	-	19,291	-	8,773	-	8,773
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-		-	-	6,132,436	-	6,132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,921	27	2,635	-	2,662
Stock-based compensation	-		-	-	713,570	-	713,570
Net loss	-	-	-	-	-	(4,611,961)	(4,611,961)
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2023	-	$-	33,719,592	$337	$160,778,972	$(141,358,797)	$19,420,512
Exercise of stock options and vesting of restricted stock units	-	-	111,308	1	1,222	-	1,223
Stock-based compensation	-		-		873,708	-	873,708
Net loss	-		-		-	(6,353,399)	(6,353,399)
Balance as of June 30, 2023	-	$-	33,830,900	$338	$161,653,902	$(147,712,196)	$13,942,044

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	636,041	6	97,652	-	97,658
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-		-	-	6,132,436	-	6,132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,921	27	2,635	-	2,662
Stock-based compensation	-		-	-	1,233,712	-	1,233,712
Net loss	-	-	-	-	-	(8,431,000)	(8,431,000)
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Six Months Ended June 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527
Exercise of stock options and vesting of restricted stock units	-	-	146,036	1	8,066	-	8,067
Stock-based compensation	-		-		1,798,607	-	1,798,607
Net loss	-		-		-	(11,982,157)	(11,982,157)
Balance as of June 30, 2023	-	$-	33,830,900	$338	$161,653,902	$(147,712,196)	$13,942,044

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(11,982,157)	$(8,431,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474,990	229,102
Stock-based compensation	1,798,607	1,233,712
Realized gain on short-term investments	(291,555)	-
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(473,047)	(902,512)
Accounts payable	149,460	131,260
Accrued expenses, lease liabilities, and other current liabilities	76,756	736,805
Net cash used in operating activities	(10,246,946)	(7,002,633)

Cash flows from investing activities
Purchase of property and equipment	(481,777)	(410,289)
Acquisition of intangible asset	(101,991)	(153,550)
Purchase of short-term investments	(17,011,782)	(27,000,000)
Proceeds from maturity of short-term investments	20,304,000	-
Net cash provided by (used in) investing activities	2,708,450	(27,563,839)

Cash flows from financing activities
Proceeds from private placement offering, net of offering costs	-	18,121,945
Proceeds from exercise of pre-funded warrants	-	2,662
Proceeds from exercise of stock options	8,066	97,658
Net cash provided by financing activities	8,066	18,222,265

Net decrease in cash and restricted cash	(7,530,430)	(16,344,207)
Cash and restricted cash, beginning of period	10,586,273	21,995,981
Cash and restricted cash, end of period	$3,055,843	$5,651,774

Reconciliation of cash and restricted cash, end of period:
Cash	$3,055,843	$5,601,774
Restricted cash	-	50,000
Total cash and restricted cash	$3,055,843	$5,651,774

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-
Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use assets and operating lease liabilities	$464,929	$824,292
Change in deferred rent associated with ASC 842	-	58,676
Acquisition of property and equipment included in accounts payable and accrued expenses	-	22,185

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $12.0 million and $8.4 million for the six months ended June 30, 2023 and 2022, respectively. Accumulated deficit amounted to approximately $147.7 million and $135.7 million as of June 30, 2023 and December 31, 2022, respectively. Net cash used in operating activities was approximately $10.2 million and $7.0 million for the six months ended June 30, 2023 and 2022, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses, to generate positive operating cash flows and obtaining funds from outside sources to generate positive financing cash flows. As of June 30, 2023, the Company’s unrestricted cash balance was $3.1 million, and its short-term investments balance was $9.1 million. As of December 31, 2022, the Company’s balance of cash was approximately $10.5 million, and the short-term investments balance was $12.1 million.

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of this quarterly report on its consolidated financial statements. Based on the above considerations, the Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2022, and 2021, which was filed with the SEC on March 17, 2023.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of June 30, 2023 and December 31, 2022.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of June 30, 2023 and December 31, 2022, the Company had approximately $3.1 million and $10.5 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying consolidated balance sheet as of June 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts was zero as of June 30, 2023 and December 31, 2022.

Fair Value Measurements

The accounting guidance under ASC Topic 820, “Fair Value Measurement”, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. As such, fair value is considered a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), “Leases”. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a “right-of-use” asset and lease liability in the consolidated balance sheets under ASC 842 on the office space lease that was amended and renewed in June 2023. On a prospective basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to the intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, “Business Combination”, the agreement was treated as an asset acquisition rather than a business combination.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of June 30, 2023 and December 31, 2022 (see Note 11. Income Taxes).

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

Convertible Preferred Stock

The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement, “Classification and Measurement of Redeemable Securities”, and has classified all of its outstanding convertible preferred shares as permanent equity. The Company records shares of convertible preferred stock at their respective issuance price, net of issuance costs. The Company’s convertible preferred stock share’s redemption and conversion provisions are not exclusively at the option of the holder and are contingent on certain deemed liquidation events within the Company’s control (see Note 7. Capital Structure).

Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 140,000 shares of the Company’s common stock. In addition, the Company issued 6,451,613 Common Warrants as a part of the private placement offering. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

The Company also applied the guidance in ASC 340-10-S99-1, “Other Assets and Deferred Costs”, that states specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. The Company treated the valuation of the warrants as directly attributable to the issuance of an equity contract and accordingly, classified the warrants as additional paid-in capital.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of June 30, 2023 and December 31, 2022.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

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

Two domestic customers which are subsidiaries of global conglomerates represented 63.5% and 36.3% of revenue recognized for the three months ended June 30, 2023, and 38.6% and 61.1% for the six months ended June 30, 2023 associated with NRE contracts. In addition, these two customers represented 63.5% and 36.3% of accounts receivable at June 30, 2023 and 0% at December 31, 2022.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which provides new guidance regarding the measurement and recognition of credit loss impairment for certain financial assets. The Company adopted this standard in the first quarter of 2023 and there was no impact on our consolidated financial statements upon adoption. As a result of this standard, the Company utilizes current and historical collection data as well as assess current economic conditions in order to determine expected trade credit losses on a prospective basis. The adoption of this standard did not result in any material impact to our allowance for doubtful accounts balance as of June 30, 2023. In addition, the Company evaluated their debt securities for credit losses. Because the Company’s sole investments of held-to-maturity debt securities are short-term U.S. Treasury bills, no provision for credit losses on such securities was deemed necessary.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had no contract assets or liabilities as of June 30, 2023 and December 31, 2022.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. The Company had deferred contract costs totaling $0 and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of June 30, 2023 and December 31, 2022, the amortized cost of the Company’s U.S. government treasury bills totaled $9.1 million and $12.1 million, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of June 30, 2023. The Company does not expect a credit loss for its short-term investments.

Property and Equipment, Net

Property and equipment is comprised of the following:

	June 30,	December 31,
	2023	2022
Automobiles	$399,087	$397,816
Furniture and fixtures	176,402	176,402
Computer and equipment	423,665	380,457
Leasehold improvements	686,574	93,120
Construction work in progress	203,133	359,289
Property and equipment, gross	1,888,861	1,407,084
Less: accumulated depreciation	(697,586)	(523,084)
Total property and equipment, net	$1,191,275	$884,000

Depreciation expense for the three months ended June 30, 2023 and 2022 was $93,039 and $24,330, respectively, and for the six months ended June 30, 2023 and 2022 was $174,502 and 45,405, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2023	December 31, 2022
Credit card payable	$10,873	$5,194
Accrued expenses	181,742	283,118
Accrued payroll	558,575	566,608
Total accrued expenses and other current liabilities	$751,190	$854,920

5. Leases

The Company leases its office space in Menlo Park, California, under a lease agreement which expired in February 2022 and was subsequently renewed and amended for a 15-month term that expires in May 2024. Monthly payments are approximately $48,000. The lease includes non-lease components (i.e., common area maintenance costs) that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under non-cancellable leases as of June 30, 2023, which are presented as lease liabilities on the Company’s consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder of 2023	$568,445
Less: imputed interest	(11,337)
Present value of lease liabilities, all current	$557,108

Weighted-average remaining lease term (in years)	1.00
Weighted-average discount rate	1.84%

Lease expense under the Company’s operating lease was $149,261 and $157,869 for the three months ended June 30, 2023 and 2022, respectively, and $291,847 and $235,968 for the six months ended June 30, 2023 and 2022, respectively. The amortization of the operating lease right-of-use assets totaled $144,177 and $133,998 for the three months ended June 30, 2023 and 2022, respectively and $282,199 and $181,110 for the six months ended June 30, 2023 and 2022, respectively. The weighted-average discount rate is based on the implicit interest rate of the present value of the remaining lease payments and the remaining lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$465,813	$(25,313)	$440,500
Trademark	45,000	(21,500)	23,500
Rights to intellectual property	100,000	(7,222)	92,778
Total intangible assets	$610,813	$(54,035)	$556,778

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$363,821	$(11,856)	$351,965
Trademark	45,000	(20,000)	25,000
Rights to intellectual property	100,000	(3,889)	96,111
Total intangible assets	$508,821	$(35,745)	$473,076

Amortization expense for each of the three months ended June 30, 2023 and 2022 was $9,742 and $1,720, respectively, and for the six months ended June 30, 2023 and 2022 was $18,289 and $2,587, respectively.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2023	$20,361
2024	38,446
2025	38,446
2026	38,446
2027	38,446
Thereafter	382,633
Total	$556,778

7. Capital Structure

Common Stock

As of June 30, 2023 and December 31, 2022, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2023 and December 31, 2022, the Company had 33,830,900 and 33,684,864 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Warrants

The following warrants were outstanding as of June 30, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering; see Note 1)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement; see Note 1)	6,451,613	$2.98	April 2027	6,132,436
Total	6,591,613			$6,302,833

The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements. The warrants are not marked-to-market each reporting period, and thus there is no impact to earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to common stock and additional paid-in capital in stockholders’ equity.

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three months Ended June 30,
	2023	2022
Net loss attributable to common stockholders	$(6,353,399)	$(4,611,961)

Basic and diluted weighted average common shares outstanding	33,794,325	30,706,235

Loss per share:
Basic and diluted	$(0.19)	$(0.15)

	Six months Ended June 30,
	2023	2022
Net loss attributable to common stockholders	$(11,982,157)	$(8,431,000)

Basic and diluted weighted average common shares outstanding	33,748,799	28,682,245

Loss per share:
Basic and diluted	$(0.36)	$(0.29)

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

As of June 30, 2023 and December 31, 2022, approximately 2.2 million and 3.6 million shares of common stock were reserved and available for issuance under the 2021 Plan, respectively.

Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of June 30, 2023, and activity during the year then ended:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Granted	2,341,000	1.03
Exercised	(23,750)	0.34		15,523
Cancelled/forfeited	(1,066,045)	$1.75
Outstanding as of June 30, 2023	15,966,315	$1.17	7.60	$7,548,582
Vested and expected to vest at June 30, 2023	15,966,315	$1.17	7.60	$7,548,582
Vested and exercisable at June 30, 2023	7,527,990	$0.88	5.80	$5,823,641

The following table summarizes information about the Company’s RSUs as of June 30, 2023, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2022	216,036	$5.52
RSUs granted	108,000	1.05
RSUs vested	(122,286)	5.52
RSUs forfeited	-	-
Unvested Shares at June 30, 2023	201,750	$3.13

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

The weighted average per share grant-date fair value of options granted during the six months June 30, 2023 and 2022 was $0.56 and $0.77, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in June 30, 2023 and 2022:

	June 30,
	2023	2022
Fair value of common stock	$1.03	$1.95
Expected term (in years)	6.02	6.06
Risk-free rate	3.61%	2.49%
Expected volatility	52.72%	36.23%
Dividend yield	0%	0%

We recorded stock-based compensation expense from stock options and RSUs of approximately $873,707 and $713,570, during the three months ended June 30, 2023 and 2022, respectively, and $1,798,607 and $1,233,712, during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was approximately $8.1 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.1 years. Income tax benefits recognized from stock-based compensation expense recognized for the six months ended June 30, 2023 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three and six months ended June 30, 2023 and 2022, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and six months ended June 30, 2023 and 2022.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2023, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Currently the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2023 and December 31, 2022.

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

With these challenges in mind, we have developed an Enterprise Autonomy Suite (“EAS”) that leverages advanced in-vehicle autonomous driving technology and incorporates leading supporting technologies like data analytics, asset tracking, fleet management, cloud, and connectivity. EAS provides a differentiated solution that we believe drives pervasive proliferation of industrial autonomy and creates value for customers at every stage of their journey towards full automation and the adoption of Industry 4.0.

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

Legacy automation providers manufacture specialized industrial vehicles with integrated robotics software for rigidly defined tasks, limiting automation to narrow uses. Unlike these specialized vehicles, EAS can be compatible with the existing vehicle assets in addition to new vehicles that have been purpose built for autonomy by vehicle manufacturers. EAS is operationally expansive, vehicle agnostic, and compatible with indoor and outdoor environments. By offering flexible autonomous services, we aim to remove barriers to industry adoption.

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

RaaS is a subscription model that allows customers to use robots/vehicles without necessarily purchasing the hardware assets upfront. We will seek to achieve sustained revenue growth largely from ongoing SaaS-style EAS subscriptions that enable companies to tap into our ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Although both the components and the combined solutions of EAS are still under development, EAS has already been used for a paid customer deployment as well as for paid trial and pilot deployments. We have not yet derived any significant recurring revenues from EAS but began marketing EAS to customers in 2022 with our first commercial deployment commencing in the first quarter of 2023. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to exceed that of 2022. We also expect that limited paid deployments in 2023 will offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

As OEMs and leading industrial vehicle users seek to increase productivity, reinforce safer working environments, and scale their operations, we believe we are uniquely positioned to deliver a dynamic autonomy solution via our EAS to a wide variety of industrial uses. Our long-term vision is for EAS to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than 10 different vehicle form factors that range from stockchasers and forklifts to 14-seat shuttles and 5-meter-long cargo vehicles, demonstrating the extensibility of our AV building blocks.

Our strategy upon establishing a customer relationship with an OEM is to seek to embed our technology into their vehicle roadmap and expand our services to their clients. Once we solidify an initial AV deployment with a customer, we intend to seek to expand within the site to additional vehicle platforms and/or expand the use of similar vehicles to other sites operated by the customer. This “land and expand” strategy can repeat iteratively across new vehicles and sites and is at the heart of why we believe industrial AVs that operate in constrained environments are poised to create value.

Meanwhile, according to the “Money Pit: Self-Driving Cars’ $16 Billion Cash Burn” article by The Information, more than $16 billion has been invested into passenger AV development during the last several years (as of 2020) with negligible revenues generated and frequent delays. The $200 billion annual industrial equipment market (projected by 2027) is substantial, but it does not justify billions of dollars of annual research and development spend. These leading passenger AV companies will need to take the approach of first capturing the trillion-dollar markets of passenger AV to achieve their desired returns.

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

The Company considers warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates to have the greatest potential impact on our consolidated financial statements.

Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”) warrants to purchase up to 140,000 shares of its common stock, exercisable at a price per share of $9.373 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 6,451,613 shares of its common stock, exercisable at a price per share of $2.98 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

The Company also applied the guidance in ASC 340-10-S99-1, “Other Assets and Deferred Costs”, which states specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. The Company treated the valuation of the warrants as directly attributable to the issuance of an equity contract and, accordingly, classified the warrants as additional paid-in capital.

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

Results of Operations

Revenue

We currently derive revenue from three sources. First, we enter into fixed-price NRE contracts related to trial projects that consist of several independent phases and include design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations. The determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract. The purpose of these fully funded projects is to exhibit the feasibility of the Company’s technology offering to the customer on additional vehicle types and provide a level of confidence to encourage the customer to enter into a multi-year, commercial arrangement with the Company in the future. Revenue on these multi-phase contracts is generally recognized at the point in time when the performance obligations of each independent phase have been completed and customer acceptance has been acknowledged. Contracts often allow mutual termination without penalty. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss.

Second, we derive revenue from EAS subscriptions. Revenue from these subscriptions is recognized monthly over the service contract life, beginning at the time that a customer acknowledges acceptance of the service.

Finally, we also sell Infinitracker, an off-the-shelf asset tracking device. Revenue on product sales is recognized at the point in time when ownership of the goods is transferred, generally at the time of shipment to the customer.

During the three and six months ended June 30, 2023, the Company recognized $550,952 and $1,423,752 of revenue, respectively, substantially all associated with NRE contracts.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three and six months ended June 30, 2023, the company reported cost of revenue of $462,624 and $1,709,318, respectively, consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the initial phases of NRE contracts.

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

Research and development expense for the three months ended June 30, 2023 increased by approximately $1.4 million or 66% to $3.7 million from approximately $2.3 million for the three months ended June 30, 2022. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, including provision for non-cash stock-based compensation expense, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

Research and development expense for the six months ended June 30, 2023 increased by $2.9 million or 72% to approximately $6.8 million from approximately $3.9 million for the six months ended June 30, 2022. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, including provisions for non-cash stock-based compensation expense, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $0.5 million or 21% to approximately $2.9 million for the three months ended June 30, 2023 from approximately $2.4 million for the three months ended June 30, 2022. The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support public company responsibilities, an increase in marketing and advertising expenses, an increase in legal and professional fees associated with public filings and increases in other general and administrative expenses.

General and administrative expenses increased by approximately $1.4 million or 32% to approximately $5.9 million for the six months ended June 30, 2023 from $4.5 million for the six months ended June 30, 2022. The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support public company responsibilities, an increase in marketing and advertising expenses, an increase in legal and professional fees associated with public filings and increases in other general and administrative expenses.

Interest income (expense), net

Interest income (expense) increased by $20,498 to $18,891 for the three months ended June 30, 2023 from ($1,607) for the three months ended June 30, 2022. Interest income consists primarily of interest earned of $19,906 from the Company’s interest-bearing bank accounts.

Interest income (expense) increased by $67,779 to $65,793 for the six months ended June 30, 2023 from ($1,986) for the six months ended June 30, 2022. Interest income consists primarily of interest earned of $66,808 from the Company’s interest-bearing bank accounts.

Other Income

Other income increased by $120,563 to $123,122 for the three months ended June 30, 2023 from $2,559 for the three months ended June 30, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Other income increased by $289,771 to $292,331 for the six months ended June 30, 2023 from $2,560 for the six months ended June 30, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of June 30, 2023, the Company had unrestricted cash of approximately $3.1 million and short-term investments of approximately $9.1 million. As of December 31, 2022, the Company had unrestricted cash of approximately $10.5 million and short-term investments of approximately $12.1 million. On April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

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

Cash Flows

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $10.2 million, an increase of approximately $3.2 million or 46% compared to approximately $7.0 million for the six months ended June 30, 2022. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company continues to grow, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2023 was approximately $2.7 million, an increase of approximately $30.3 million compared to net cash used in investing activities of approximately $27.6 million for the six months ended June 30, 2022. The increase consists of investment maturities of $20 million, which were offset by purchases of short-term investments of approximately $17 million and approximately $0.6 million in purchases of R&D-related hardware equipment and acquisition of intangible asset.

Financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was $8,660, which consisted of proceeds from the exercise of stock options.  Cash provided by financing activities for the six months ended June 30, 2022 was $18.2 million, which consisted of proceeds from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	ATM Sales Agreement by and between Cyngn Inc. and Virtu Americas LLC, dated May 31, 2023 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 31, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of August, 2023.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial and Accounting Officer)