Form 10-Q
period 2023-09-30
Cyngn Inc.
filed 2023-11-09
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 8, 2023, the issuer had 41,802,944 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$3,536,381	$10,536,273
Restricted cash	-	50,000
Short-term investments	4,619,260	12,064,337
Prepaid expenses and other current assets	436,923	1,126,137
Total current assets	8,592,564	23,776,747

Property and equipment, net	1,393,393	884,000
Right of use asset, net	404,868	371,189
Intangible assets, net	1,159,642	473,076
Total Assets	$11,550,467	$25,505,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$234,357	$155,943
Accrued expenses and other current liabilities	699,953	854,920
Operating lease liability, current portion	413,371	376,622
Total liabilities (all current)	1,347,681	1,387,485

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $0.00001, 10 million shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, Par $0.00001; 100,000,000 shares authorized, 35,205,748 and 33,684,864 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	352	337
Additional paid-in capital	163,386,142	159,847,229
Accumulated deficit	(153,183,708)	(135,730,039)
Total stockholders’ equity	10,202,786	24,117,527
Total Liabilities and Stockholders’ Equity	$11,550,467	$25,505,012

See accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$25,210	$-	$1,448,961	$-
Costs and expenses
Cost of revenue	42,414	-	1,121,732	-
Research and development	2,929,225	2,725,919	9,697,099	6,662,730
General and administrative	2,663,272	2,552,418	8,580,113	7,047,181
Total costs and expenses	5,634,911	5,278,337	19,398,944	13,709,911

Loss from operations	(5,609,701)	(5,278,337)	(17,949,983)	(13,709,911)

Other income, net
Interest income, net	32,905	4,677	98,698	2,691
Other income	105,284	14,296	397,616	16,856
Total other income, net	138,189	18,973	496,314	19,547

Net loss	$(5,471,512)	$(5,259,364)	$(17,453,669)	$(13,690,364)

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.14)	$(0.47)	$(0.41)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,771,928	37,005,071	37,344,276	33,458,338

see accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	-	$-	33,575,334	$336	$158,196,733	$(124,924,530)	$33,272,539
Exercise of stock options	-	-	81,000	1	16,510	-	16,511
Issuance of common stock in connection with RSUs	-	-	16,302	-	-	-	-
Stock-based compensation	-		-	-	757,122	-	757,122
Net loss	-	-	-	-	-	(5,259,364)	(5,259,364)
Balance as of September 30, 2022	-	$-	33,672,636	$337	$158,970,365	$(130,183,894)	$28,786,808

Three Months Ended	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	-	$-	33,830,900	$338	$161,653,902	$(147,712,196)	$13,942,044
Issuance of at-the-market common stock, net of issuance costs	-	-	1,360,620	14	1,012,497	-	1,012,511
Exercise of stock options and vesting of restricted stock units	-	-	14,228	-	460	-	460
Stock-based compensation	-		-	-	719,283	-	719,283
Net loss	-	-	-	-	-	(5,471,512)	(5,471,512)
Balance as of September 30, 2023	-	$-	35,205,748	$352	$163,386,142	$(153,183,708)	$10,202,786

Nine Months Ended	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	-	$-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	717,041	7	114,162	-	114,169
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common warrants at fair value in connection with the private placement	-		-	-	6,132,436	-	6,132,436
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,921	27	2,635	-	2,662
Issuance of common stock in connection with RSUs	-	-	16,302	-	-	-	-
Stock-based compensation	-	-	-	-	1,990,834	-	1,990,834
Net loss	-	-	-	-	-	(13,690,364)	(13,690,364)
Balance as of September 30, 2022	-	$-	33,672,636	$337	$158,970,365	$(130,183,894)	$28,786,808

Nine Months Ended	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	$-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527
Issuance of common stock in “at-the-market” financing, net of issuance costs			1,360,620	14	1,012,497		1,012,511
Exercise of stock options and vesting of restricted stock units	-	-	160,264	1	8,526	-	8,527
Stock-based compensation	-		-		2,517,890	-	2,517,890
Net loss	-		-		-	(17,453,669)	(17,453,669)
Balance as of September 30, 2023	-	$-	35,205,748	$352	$163,386,142	$(153,183,708)	$10,202,786

see accompanying notes to consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(17,453,669)	$(13,690,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707,337	411,512
Stock-based compensation	2,517,890	1,990,834
Realized gain on short-term investments	(396,141)	(13,541)
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	261,034	(835,747)
Accounts payable	78,414	186,797
Accrued expenses, lease liabilities, and other current liabilities	(154,967)	351,524
Net cash used in operating activities	(14,440,102)	(11,598,985)

Cash flows from investing activities
Purchase of property and equipment	(904,417)	(639,545)
Disposal of assets	130,898	-
Acquisition of intangible asset	(698,527)	(340,850)
Purchase of short-term investments	(17,050,782)	(27,000,000)
Proceeds from maturity of short-term investments	24,892,000	5,025,879
Net cash provided by (used in) investing activities	6,369,172	(22,954,516)

Cash flows from financing activities
Proceeds from at-the-market equity financing, net of issuance costs	1,012,511	-
Proceeds from private placement offering, net of offering costs	-	18,121,945
Proceeds from exercise of pre-funded warrants	-	2,662
Proceeds from exercise of stock options	8,527	114,169
Net cash provided by financing activities	1,021,038	18,238,776

Net decrease in cash and restricted cash	(7,049,892)	(16,314,725)
Cash and restricted cash, beginning of period	10,586,273	21,995,981
Cash and restricted cash, end of period	$3,536,381	$5,681,256

Reconciliation of cash and restricted cash, end of period:
Cash	$3,536,381	$5,631,256
Restricted cash	-	50,000
Total cash and restricted cash	$3,536,381	$5,681,256

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-
Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use assets and operating lease liabilities	$464,929	$824,292
Acquisition of property and equipment included in accounts payable and accrued expenses	20,625	28,854

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

Cyngn develops autonomous driving software that can be deployed on multiple vehicle types in various environments. The Company has been operating autonomous vehicles in production environments. Built and tested in difficult and diverse real-world environments, the self-driving system (“DriveMod”), fleet management system, and Software Development Kit combine to create a full-stack advanced autonomy solution designed to be modular, extendable, and safe. The Company operates in one business segment.

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $17.5 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively. Accumulated deficit amounted to approximately $153.2 million and $135.7 million as of September 30, 2023 and December 31, 2022, respectively. Net cash used in operating activities was approximately $14.4 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of September 30, 2023, the Company’s unrestricted cash balance was $3.5 million, and its short-term investments balance was $4.6 million. As of December 31, 2022, the Company’s cash balance was approximately $10.5 million, and the short-term investments balance was $12.1 million.

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the date these interim financial statements were issued. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company’s plan to alleviate the going concern issue is to increase revenue while controlling operating costs and expenses and obtaining funds from outside sources of financing to generate positive financing cash flows. While management is optimistic about its ability to raise substantial funds to continue as a going concern for one year following the financial statement issuance date, there can be no assurance that any such measures will be successful. We currently do not generate substantial revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. The Company’s ability to raise additional funds will depend, in part, on the success of our product development activities, and other events or conditions that may affect the share value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. Accordingly, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2022, and 2021, which was filed with the SEC on March 17, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to internal-use software and developed software to be sold, leased or marketed, warrants and share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of September 30, 2023 and December 31, 2022.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of September 30, 2023 and December 31, 2022, the Company had approximately $3.5 million and $10.5 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts was zero as of September 30, 2023 and December 31, 2022.

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

The carrying amounts of the Company’s cash and accounts payable are reasonable estimates of their fair values due to their short-term nature. The fair values of the Company’s share-based compensation and underwriter warrants were based on observable inputs and assumptions used in Black-Scholes valuation models derived from independent external valuations.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Construction work in progress includes production costs and costs of materials used in the development of the Company’s autonomous driving software. Assets are held as construction work in progress until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Repair and maintenance costs are expensed as incurred.

Property and Equipment	Useful life
Internal-use software	3 to 5 years
Computer and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term
Automobile	5 years

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

Costs to Develop Software

The Company incurs costs related to software internally developed. Based on the nature of the software the Company capitalizes software costs under the following guidance.

Internal-Use Software costs

The Company determined when to capitalize its internal-use software after planning and design efforts are successfully completed. Management has implicitly authorized funding and the software is expected to be completed and used as intended. The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the internally built software platform for internal use is capitalized, while costs associated with planning new developments and maintaining the internally built software platforms are expensed as incurred. Capitalized costs include certain payroll and stock compensation costs, as well as subscription server and consulting costs.

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Costs to develop software to be sold, leased or otherwise marketed

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, certain payroll and stock compensation, occupancy, and professional service costs that are incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized. Judgment is required in determining when technological feasibility of a product is established. The Company recognizes technological feasibility when a working model is complete. Amortization will begin when the product or enhancement is available for general release to customers.

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three and nine months ended September 30, 2023.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, “Business Combination”, the agreement was treated as an asset acquisition rather than a business combination.

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment charges were associated with the Company’s intangible assets for the three and nine months ended September 30, 2023 and 2022.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2023 and December 31, 2022 (see Note 11. Income Taxes).

There are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of September 30, 2023 and December 31, 2022.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

Revenue Recognition

The Company enters into Non-Recurring Engineering (“NRE”) contracts that are principally comprised of engineering services related to customer-specific configuration of the DriveMod. Generally, with respect to these NRE contracts, i) the determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract; ii) payment under these arrangements are comprised of upfront payments due upon execution of the agreements as well as payments due upon the achievement of milestones specified in each arrangement; and iii) contain mutual termination clauses without penalty. The Company recognizes revenue from NRE contracts that are fully funded by customers and the sale of its products when promised goods or services are transferred to customers. Each of the Company’s NRE arrangements are comprised of multi-phase deliverables recognized at a point in time upon completion and acceptance from the customer of each phase of the arrangement.

For NRE contracts revenue, the Company recognizes revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, by following a five-step process which includes i) identify the contract with a customer; ii) identify the performance obligations in the contract; iii) determine the transaction price; iv) allocate the transaction price to performance obligations in the contract and; v) recognize revenue when or as the Company satisfies a performance obligation.

Of the $1.4 million of revenue for the nine months ended September 30, 2023, two domestic customers which are subsidiaries of global conglomerates represented 38.0% and 60.0% associated with NRE contracts. There were no accounts receivable for these two customers at September 30, 2023 and December 31, 2022.

All other revenue streams for the three and nine months ended September 30, 2023 and 2022 are not material.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which provides new guidance regarding the measurement and recognition of credit loss impairment for certain financial assets. The Company adopted this standard in the first quarter of 2023 and there was no impact on our consolidated financial statements upon adoption. As a result of this standard, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. The adoption of this standard did not result in any material impact to our allowance for doubtful accounts balance as of September 30, 2023. In addition, the Company evaluated their debt securities for credit losses. Because the Company’s sole investments of held-to-maturity debt securities are short-term U.S. Treasury bills, no provision for credit losses on such securities was deemed necessary.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had $5,794 of contract assets and no liabilities as of September 30, 2023 and no contract assets or liabilities as of December 31, 2022. The contract assets are included in prepaid and other current assets in the consolidated balance sheets.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. The Company had deferred contract costs totaling $25,358 and $114,654 as of September 30, 2023 and December 31, 2022, respectively. Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of September 30, 2023 and December 31, 2022, the amortized cost of the Company’s U.S. government treasury bills totaled $4.6 million and $12.1 million, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of September 30, 2023. The Company does not expect a credit loss for its short-term investments.

Property and Equipment, Net

Property and equipment is comprised of the following:

	September 30,	December 31,
	2023	2022
Automobiles	$551,192	$397,816
Furniture and fixtures	178,491	176,402
Computer and equipment	506,233	380,457
Capitalized software	218,908	-
Leasehold improvements	522,647	93,120
Construction work in progress	203,133	359,289
Property and equipment, gross	2,180,604	1,407,084
Less: accumulated depreciation and amortization	(787,211)	(523,084)
Total property and equipment, net	$1,393,393	$884,000

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $89,625 and $42,285, respectively, and for the nine months ended September 30, 2023 and 2022 was $264,127 and 87,690, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2023	December 31, 2022
Credit card payable	$7,029	$5,194
Accrued expenses	245,409	283,118
Accrued payroll	447,515	566,608
Total accrued expenses and other current liabilities	$699,953	$854,920

5. Leases

The Company leases its office space in Menlo Park, California, under a lease agreement which expired in February 2022 and was subsequently renewed in June 2023 and amended for a 12-month term that expires in May 2024. Monthly payments are approximately $48,000. The lease includes non-lease components (i.e., common area maintenance costs) that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under non-cancellable leases as of September 30, 2023, which are presented as lease liabilities on the Company’s consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder of 2023	$157,350
2024	262,248
Total lease payments	419,598
Less: imputed interest	(6,227)
Present value of lease liabilities, all current	$413,371

Weighted-average remaining lease term (in years)	0.67
Weighted-average discount rate	2.46%

Lease expense was $100,251 and $142,037 for the three months ended September 30, 2023 and 2022, respectively, and $393,162 and $375,610 for the nine months ended September 30, 2023 and 2022, respectively. The amortization of the operating lease right-of-use assets totaled $149,051 and $135,326 for the three months ended September 30, 2023 and 2022, respectively, and $431,250 and $316,436 for the nine months ended September 30, 2023 and 2022, respectively. The weighted average discount rate is based on the implicit interest rate of the present value of the remaining lease payments and the remaining lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software	$542,692	$-	$542,691
Patents	519,656	(16,566)	503,090
Trademark	45,000	(22,250)	22,750
Rights to intellectual property	100,000	(8,890)	91,110
Total intangible assets	$1,207,348	$(47,706)	$1,159,642

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software	$-	$-	$-
Patents	363,821	(11,856)	351,965
Trademark	45,000	(20,000)	25,000
Rights to intellectual property	100,000	(3,889)	96,111
Total intangible assets	$508,821	$(35,745)	$473,076

Amortization expense for each of the three months ended September 30, 2023 and 2022 was $4,751 and $4,798, respectively, and for the nine months ended September 30, 2023 and 2022 was $11,960 and $7,385, respectively. There was no amortization expense for the developed software for the three months and nine months ended September 30, 2023 and 2022.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2023	$4,751
2024	25,975
2025	25,975
2026	25,975
2027	25,975
Thereafter	1,050,991
Total	$1,159,642

7. Capital Structure

Common Stock

As of September 30, 2023 and December 31, 2022, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2023 and December 31, 2022, the Company had 35,205,748 and 33,684,864 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. For the nine months ended as of September 30, 2023, a total of 1,360,620 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $1,012,511 after payment of commission fees of $21,051 and other related expenses of $25,000. Sale of shares after September 30, 2023 is reported in Note 14, Subsequent events.

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Warrants totaled 6,451,613. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Warrants on a relative fair value basis and recorded the amount allocated to the Common Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Warrants met all the criteria for equity classification. As the Common Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see below).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Warrant were sold together at a combined offering price of $3.09.

The Common Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. There were no Common Warrants exercised as of December 31, 2022 (see below).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

Warrants

The following warrants were outstanding as of September 30, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

8. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted loss per share:

	Three-months Ended September 30,
	2023	2022
Net loss attributable to common stockholders	$(5,471,512)	$(5,259,364)

Basic and diluted weighted average common shares outstanding	37,771,928	37,005,071

Loss per share:
Basic and diluted	$(0.14)	$(0.14)

	Nine-months Ended September 30,
	2023	2022
Net loss attributable to common stockholders	$(17,453,669)	$(13,690,364)

Basic and diluted weighted average common shares outstanding	37,344,276	33,458,338

Loss per share:
Basic and diluted	$(0.47)	$(0.41)

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

As of September 30, 2023 and December 31, 2022, approximately 2.5 million and 3.6 million shares of common stock were reserved and available for issuance under the 2021 Plan, respectively.

Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2023, and activity during the year then ended:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Granted	2,451,000	1.03
Exercised	(25,750)	0.33		16,403
Cancelled/forfeited	(1,423,106)	1.62
Outstanding as of September 30, 2023	15,717,254	$1.16	7.32	$1,574,941
Vested and expected to vest at September 30, 2023	15,717,254	$1.16	7.32	$1,574,941
Vested and exercisable at September 30, 2023	7,984,039	$0.92	5.72	$1,574,941

The following table summarizes information about the Company’s RSUs as of September 30, 2023, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2022	216,036	$5.52
RSUs granted	108,000	1.05
RSUs vested	(134,514)	5.52
RSUs forfeited	-	-
Unvested Shares at September 30, 2023	189,522	$2.97

The fair value of a stock option is estimated using the Black-Scholes option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. The Company has used the simplified method in calculating the expected term of all option grants based on the vesting period and contractual term. Compensation costs related to share-based payment transactions are recognized in the financial statements upon satisfaction of the requisite service or vesting requirements.

The weighted average per share grant-date fair value of options granted during the nine months September 30, 2023 and 2022 was $0.55 and $0.74, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in September 30, 2023 and 2022:

	September 30,
	2023	2022
Fair value of common stock	$1.02	$1.76
Expected term (in years)	6.02	6.05
Risk-free rate	3.63%	2.6%
Expected volatility	52.74%	40.3%
Dividend yield	0%	0%

We recorded stock-based compensation expense from stock options and RSUs of approximately $719,283 and $757,122, during the three months ended September 30, 2023 and 2022, respectively, and $2,517,890 and $1,990,834, during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was approximately $7.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years. Income tax benefits recognized from stock-based compensation expense recognized for the nine months ended September 30, 2023 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three and nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and nine months ended September 30, 2023 and 2022.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2023, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2023 and December 31, 2022.

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

14. Subsequent Events

Stock Dividend

Subsequent to September 30, 2023, the Company declared a special one-time stock dividend of 10% on the Company’s common stock to shareholders of record as of October 23, 2023, which was paid on October 30, 2023. The Company issued an aggregate of 3,572,978 shares of common stock to its shareholders and warrant holders. The weighted-average exercise price per share of an aggregate of 7,236,776 outstanding warrants to purchase shares of common stock of the Company was adjusted from $3.12 to $2.82.

Shares Authorized

On November 7, 2023, the shareholders of the Company approved the filing of a certificate of amendment to the Fifth Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 200,000,000.

On November 7, 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) to increase the number of shares authorized for issuance by 5,000,000 shares of common stock and to allow an annual increase to the 2021 Plan equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 2,500,000 shares, or (iii) a lesser amount as determined by the Board. As of September 30, 2023, a total of 12,000,000 shares of common stock was authorized under the 2021 Plan, with the total shares increased to 17,000,000 of common stock as approved by the Company’s shareholders.

ATM

As of November 7, 2023, the Company has sold 2,370,904 additional shares under the ATM Sales Agreement, for net proceeds of $770,092 after payment of commission and fees of $15,716.

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

2.	Cyngn Insight, our customer-facing tool suite for monitoring and managing AV fleets and generating/aggregating/analyzing data (including the Infinitracker asset tracker and IoT gateway device); and

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

Recent Developments

Stock Dividend

On October 2, 2023, we declared a special one-time stock dividend of 10% on the Company’s common stock to shareholders of record on October 23, 2023, which was paid on October 30, 2023. The Company issued an aggregate of 3,572,978 shares of common stock to its shareholders and warrant holders and the weighted-average exercise price per share of an aggregate of 7,236,776 outstanding warrants to purchase shares of common stock of the Company was adjusted from $3.12 to $2.82.

Shares Authorized

On November 7, 2023, the shareholders of the Company approved the filing of a certificate of amendment to the Fifth Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 100,000,000 to 200,000,000.

On November 7, 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) to increase the number of shares authorized for issuance by 5,000,000 shares of common stock and to allow an annual increase to the 2021 Plan equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 2,500,000 shares, or (iii) a lesser amount as determined by the Board. As of September 30, 2023, a total of 12,000,000 shares of common stock was authorized under the 2021 Plan, with the total shares increased to 17,000,000 of common stock as approved by the Company’s shareholders.

ATM

As of November 7, 2023, the Company has sold 2,370,904 additional shares under the ATM Sales Agreement, for net proceeds of $770,092 after payment of commission and fees of $15,716.

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

The Company considers capitalized software, warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates to have the greatest potential impact on our consolidated financial statements.

Costs to Develop Software

The Company incurs costs related to software internally developed. Based on the nature of the software the Company capitalizes software costs under the following guidance.

Internal-Use Software

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which the Company expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to five years. There is judgment involved in the determination of the useful life. Internal-use software is classified as property and equipment in accordance with ASC 350.

Costs to develop software to be sold, leased or otherwise marketed

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements. After technological feasibility is established, judgement is required to determine the amount of payroll and stock-based compensation costs to be capitalized on the remaining development efforts. . These costs will continue to be capitalized until such time as when the product or enhancement is available for general release to customers. Computer software to be sold, leased or otherwise marketed is classified as an intangible asset in accordance with ASC 985.

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

During the three months ended September 30, 2023, the Company recognized $25,210 of revenue, respectively, substantially all related to EAS.

During the nine months ended September 30, 2023, the Company recognized $1,448,961 of revenue, respectively, substantially all associated with NRE contracts.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three months ended September 30, 2023, the Company reported cost of revenue of $42,414 consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

During the nine months ended September 30, 2023, the company reported cost of revenue of $1,121,732, consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the initial phases of NRE contracts.

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

Research and development expense for the three months ended September 30, 2023 increased by approximately $0.2 million or 7% to $2.9 million from approximately $2.7 million for the three months ended September 30, 2022. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, including provisions for non-cash stock-based compensation expense, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects to continue to capitalize personnel costs for developed software through the second half of 2024.

Research and development expense for the nine months ended September 30, 2023 increased by $3.0 million or 46% to approximately $9.7 million from approximately $6.7 million for the nine months ended September 30, 2022. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, including provisions for non-cash stock-based compensation expense, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $0.1 million or 4% to approximately $2.6 million for the three months ended September 30, 2023 from approximately $2.5 million for the three months ended September 30, 2022. The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support public company responsibilities, an increase in marketing and advertising expenses, an increase in legal and professional fees associated with public filings and increases in other general and administrative expenses.

General and administrative expenses increased by approximately $1.6 million or 23% to approximately $8.7 million for the nine months ended September 30, 2023 from $7.0 million for the nine months ended September 30, 2022. The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support public company responsibilities, an increase in marketing and advertising expenses, an increase in legal and professional fees associated with public filings and increases in other general and administrative expenses.

Interest income (expense), net

Interest income (expense) increased by $28,228 to $32,905 for the three months ended September 30, 2023 from $4,677 for the three months ended September 30, 2022. Interest income consists primarily of interest earned of $38,220 from the Company’s interest-bearing bank accounts.

Interest income (expense) increased by $96,007 to $98,698 for the nine months ended September 30, 2023 from $2,691 for the nine months ended September 30, 2022. Interest income consists primarily of interest earned of $105,028 from the Company’s interest-bearing bank accounts.

Other Income

Other income increased by $90,988 to $105,284 for the three months ended September 30, 2023 from $14,296 for the three months ended September 30, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Other income increased by $380,760 to $397,616 for the nine months ended September 30, 2023 from $16,856 for the nine months ended September 30, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of September 30, 2023, the Company had unrestricted cash of approximately $3.5 million and short-term investments of approximately $4.6 million. As of December 31, 2022, the Company had unrestricted cash of approximately $10.5 million and short-term investments of approximately $12.1 million. On April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of September 30, 2023, a total of 1,360,620 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $1,012,971 after payment of commission fees of $21,051 and other related expenses of $25,000. As of September 30, 2023, the Company had $7.7 million of common stock remaining available for sale under the ATM Sales Agreement.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources of financing to generate positive financing cash flows.

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern, for the next year. Based on these factors, the Company has substantial doubt it will continue as a going concern for the 12 months following the date that these interim financial statements were issued. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $14.4 million, an increase of approximately $2.8 million or 24% compared to approximately $11.6 million for the nine months ended September 30, 2022. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company continues to grow, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was approximately $6.4 million, an increase of approximately $29.4 million compared to net cash used in investing activities of approximately $23.0 million for the nine months ended September 30, 2022. The increase consists of additional investment maturities of $19.9 million, which were offset by purchases of short-term investments of approximately $10.0 million and approximately $0.5 million in purchases of R&D-related hardware equipment, acquisition of intangible asset and capitalization of software.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $1.0 million, which consisted of proceeds from the sale of common stock.  Cash provided by financing activities for the nine months ended September 30, 2022 was $18.1 million, which consisted of proceeds from the sale of the private placement offering.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended September 30, 2023.

We are not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “CYN”. If we fail to meet any of the continued listing standards of The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On August 24, 2023, we received a letter from The NASDAQ Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before February 20, 2024. In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and February 20, 2024 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

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

Our management has concluded that we may not be able to continue as a going concern if we are not able to raise sufficient capital.

We have incurred net losses of $17.5 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, we had $3.5 of cash. Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete raise sufficient capital or to allow the Company to continue as a going concern, for the next year. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes reducing negative operating cash flow by increasing revenue while controlling operating costs and expenses, and obtaining funds from outside sources of financing to generate positive financing cash flows.

There can be no assurance that any such measures will be successful. We currently do not generate substantial revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. Our ability to raise additional funds will depend, in part, on the success of our product development activities, and other events or conditions that may affect our value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. Even if successful in raising new capital, we could be limited in the amount of capital we raise due to investor demand restrictions placed on the amount of capital we raise or other reasons. For example, as of the filing of this Quarterly Report, we are subject to the limitations set forth in Instruction I.B.6 of Form S-3 (the “baby shelf restrictions”). Accordingly, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

If we are not successful in improving our liquidity position, we may be required to significantly delay, scale back, or discontinue the development or commercialization of our product candidates, pursue the sale of our company to a third party at a price that may result in a loss on investment for our stockholders, or file for bankruptcy or cease operations altogether. Any of these events could have a material adverse effect on our business, operating results and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of November, 2023.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial and Accounting Officer)