Form 10-K
period 2023-12-31
Cyngn Inc.
filed 2024-03-07
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registered is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for the common stock on such date ($1.1636), as reported on the Nasdaq Capital Market, was $19,432,847.

The number of shares of Common Stock, $0.00001 par value, outstanding on February 29, 2024 was 82,287,127 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to integrate and commercialize them;

●	the effects of wars, such as the wars in Ukraine and the Middle East, natural disasters and pandemics, such as the Covid-19 pandemic;

●	the effects of future regulation; and

●	the effects of competition.

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

ii

PART 1

Item 1. Business

Company Overview

Cyngn Inc. is an autonomous vehicle (“AV”) technology company that is focused on addressing industrial uses for autonomous vehicles. We believe that technological innovation is needed to enable adoption of autonomous industrial vehicles that will address the substantial industry challenges that exist today. These challenges include labor shortages, high labor costs and work safety.

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

Autonomous driving has common technological building blocks that remain similar across vehicles and applications. By tapping into these building blocks, DriveMod is designed to deliver autonomy to new vehicles via streamlined hardware/software integration. This vehicle-agnostic approach enables DriveMod to expand to new vehicles and novel operational design domains (“ODD”). In short, nearly every industrial vehicle, regardless of use case, can move autonomously using our technology.

Our approach accomplishes several primary value propositions:

1.	Provide autonomous capabilities to industrial vehicles built by established manufacturers that are already trusted by customers.

2.	Generate continual customer value by leveraging the synergistic relationship of autonomous vehicles and data.

3.	Develop consistent autonomous vehicle operation and user interfaces for diverse vehicle fleets.

4.	Complement the core competencies of existing industry players by introducing the leading-edge technologies of Artificial Intelligence (“AI”) & Machine Learning (“ML”), cloud/connectivity, sensor fusion, high- definition mapping, and real-time dynamic path planning & decision-making.

We believe our market positioning as a technology partner to vehicle manufacturers creates a synergy with incumbent suppliers that already have established sales, distribution, and service/maintenance channels. By focusing on industrial use cases and partnering with the incumbent OEMs in these markets, we believe we can source and execute revenue-generating opportunities more quickly.

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

Our recent progress contributes to the validation of EAS with OEM partners and end customers. We also continue to build upon our ability to scale our products and generate novel technological developments. The DriveMod Stockchaser became commercially available in early 2023 starting with the deployment from our partner-customer US Continental, a California-based leading manufacturer of quality leather and fabric care products. We also launched the DriveMod Forklift and the DriveMod Tugger as we expand our vehicle-type portfolio fleet through our OEM partnership with BYD and Motrec, respectively.

We secured paid projects with leading global customers like Arauco, along with additional projects from big brands in the Global 500 and the Fortune 100. Our patent portfolio expanded with 16 new U.S. patent grants in 2023, bringing the total grants to 19.

Figure 0: Summary of recent Cyngn technical and commercial milestones

Overview: Automation and Autonomy in Industry 5.0

The fifth industrial revolution is upon us with self-driving industrial vehicles operating alongside with human workers and encompasses the benefits from the fourth industrial revolution of smart factories and automated supply chain logistics, with big data connectivity. According to Research Nester, they forecast the global industry 5.0 market to experience remarkable CAGR growth from 2022 - 2030 led by industrial internet of things, artificial intelligence with the alliance of humans and collaborative robots.

As automation proliferates, these industries will gradually shift to service-based models that will decrease upfront capital expenditures and create new revenue streams while unlocking new value in the supply chain. Our AV technology is uniquely positioned to capitalize upon these changes by offering a universal autonomy solution that can deliver self-driving capabilities and data insights to nearly every industrial vehicle on the market.

Automation has long played a role in industrial sectors. The larger industrial automation market has grown significantly by riding the wave of new technology and innovation experienced during Industry 4.0. This consists of a wide range of technology solutions that provide varying levels of automation for critical software control systems and industrial equipment. These components are essential to the operations and growth of global markets such as manufacturing, distribution, transportation, construction, and mining. However, Industry 4.0 has its limitations in industrial autonomy. With the convergence of AI/ML, robotics, connectivity, mapping and interoperability, autonomous vehicle technology is the next leap-frog advancement in materials handling and supply chain logistics efficiency and safety propelling manufacturing into the Industry 5.0 phase.

Figure 1: Illustration of the progression from Industry 1.0 to Industry 5.0.

Automation Solutions for Industrial Equipment

The Industrial Equipment market covers a broad range of use cases and product categories, with automation solutions targeting Material Transport Equipment (“MTE”) heavily utilized by the majority of industry market sectors. For our purposes, we can think of MTE to include all material handling equipment directly related to material transit (this includes conveying equipment, monorail, hoists, storage & retrieval, and industrial vehicles). According to a Grand View Research report, the material handling equipment market was valued at $213.4 billion in 2021. They expect the CAGR from 2022 to 2030 of 5.7% to be driven by increased worker safety awareness, rising requirements for managing bulk materials and further adoption of Industry 4.0 initiatives with the use of IoT. Further with the rising need for reducing downtime and focus on improving supply chain efficiency, self-driving industrial vehicles play an important role to achieve these objectives as manufacturing transitions to Industry 5.0. Our belief is that these strong growth indicators will drive increased need for more advanced technology that will address gaps in the current capabilities of automated MTE solutions.

Historically, MTE automation has been heavily weighted in solutions related to storage/retrieval systems and conveyors because more rigid and repetitive environments are better suited for the limited capability of existing automation solutions. By contrast, industrial vehicles in the MTE category are largely still driven manually. A March 2023 report released by MHI and Deloitte finds that 74% of supply chain leaders are increasing their supply chain technology and innovation investments with 90% saying they are planning to spend more than $1 million, an 24% increase from 2022 levels. Thirty-six percent plan to spend more than $10 million, up 19% from the prior year. This investment includes solutions for improved supply chain transparency and sustainability, according to the 2023 MHI Annual Industry Report, “The Responsible Supply Chain: Transparency, Sustainability, and the Case for Business.”

The World Industrial Truck Shipment statistics reported that 1.42 million industrial EV vehicles were shipped in 2022 worldwide. However, fewer than 1% of material handling vehicles shipped every year are automated, presenting a significant opportunity to automate industrial vehicles. The cost to operate a non-autonomous material transport vehicle is reported to have an annual salary of $47,244 for warehouse drivers in the U.S. based on Indeed.com, a career and jobsite provider. Although the wages are lower in Europe, Asia and rest of the world, there are more industrial vehicles outside the Americas, or about 83% of vehicle units, thereby an even greater total available market internationally than domestically. The global installed base of industrial EV vehicles with a 3-year life span or less is about 3.75 million vehicles. With a fully loaded, global weighted average annual labor cost of $47,674 with an assumed, on average, 1.5 work shift operations, our current market potential opportunity exceeds $268 billion.

Automating industrial vehicles will address the following challenges:

Labor shortages — The hiring and retention of qualified workers is a critical concern for the markets that material transport vehicles operate within. In fact, Deloitte’s 2020 and 2022 Material Handling Industry Report showed that over 50% of the 1,000 supply chain and manufacturing leaders surveyed rated hiring and employee retention as their biggest challenge (source: MHI Deloitte Industry Report).

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

High barriers to adoption — Many solutions for automated material transport require an all-or-nothing commitment from customers: either make a major upfront investment to overhaul operations for automation or postpone automation at the risk of falling behind competition. This all-or-nothing approach to unlocking future return on investment (“ROI”) can be problematic for risk-averse companies that seek to adopt automation solutions. Depending on fleet size, traditional automation solutions such as “robot-in-a-box” may command ROI horizons of up to 4 years. Factoring in ancillary costs like installation, maintenance, on-site testing, integration, and deployment, can also represent a significant annual cost burden, according to findings by Ricoh & ABI Research Report.

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

Business Model: The Enterprise Autonomy Suite for Industrial Vehicles

A number of business models have been developed to support industrial autonomy where software is the enabling technology that’s transforming supply chain logistics under Industry 4.0 and 5.0. Software as a Service (SaaS) is the initial working business model for the company but this is not entirely accurate as vehicle hardware plays an integrated role in automating materials handling. Autonomy requires both the movement of “bits” (or software) and the movement of “atoms” (or hardware). Robots as a Service (RaaS) is a useful business model given the high cost of AGVs and AMRs where industrial warehouse managers may prefer to rent robots and pay a monthly subscription fee for both software and hardware usage. In our served markets where customers primarily purchase and own their industrial vehicle fleet, we deliver the software that enables self-driving vehicle capability. As such, our EAS software is designed to provide level 4 high automation, fully autonomous driving without the need for a human in the vehicle. Cyngn’s business model is thereby more attuned to Driver as a Service (DaaS) as our EAS software integrated with the vehicle hardware enables the customer to remove the human driver into self-driving functionality.

Our unique value proposition stems from the concept that the growth of industrial autonomy requires an approach that deploys applied AV solutions within a system of supportive resources rather than a technology feature that is tuned to a specific industrial vehicle.

Some companies manufacture standard industrial vehicles then integrate industrial automation software for rigid tasks. Others develop new vehicle platforms to enable more advanced automation capabilities, limiting the AV technology to a narrow use case. We developed advanced autonomous vehicle software, DriveMod, for industrial vehicles. DriveMod is a component of EAS that is operationally expansive, vehicle agnostic, and compatible with indoor and outdoor environments. EAS centers around DriveMod’s on-vehicle AV software and is supported by our Cyngn Insight and Cyngn Evolve technology and tools.

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

EAS galvanizes the relationship between AVs and data

Our EAS combines core autonomous vehicle technology with a suite of tools and products that strengthen the ties between industrial business operations and the positive network effects that underpin the relationship between data and AVs. DriveMod uses data from advanced sensors to navigate AVs, creating a de facto mechanism for rich data collection. Vehicles equipped with DriveMod provide the means for us to collect data then organize, analyze, and expose customers to novel insights. This makes the data collected during vehicle operation a new type of asset that adopters of AV technology can take advantage of. Data can be stored in cloud or on-premise servers, according to customer requirements. We intend to have our customers own the data collected at their facilities and for Cyngn to have the rights to use that data for certain purposes, such as testing simulation and development. These data assets present a new opportunity to reveal previously unknown insights about day-to-day operational processes that impact safety, efficiency, vehicle maintenance, and growth.

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

We Designed for Scale

EAS provides a powerful solution to scalability issues, especially for dynamic deployability and service lifecycle management. DriveMod’s vehicle-agnostic capability to deploy AV technology on diverse vehicle fleets has been proven through its deployment on more than ten different vehicle form factors that we have operated autonomously. DriveMod has been commercially released for the Columbia Stockchaser. Other autonomous vehicles were deployed as prototypes or as a part of proof-of-concept project. More than five past deployments have been at customer or beta customer sites. Other past deployments were part of our normal R&D activities and product validation that was performed with beta customers.

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

Our Products

EAS is a suite of technology and tools that consists of three complementary categories: DriveMod, Cyngn Insight, and Cyngn Evolve.

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

Figure 5: Overview of Cyngn’s autonomous vehicle technology (DriveMod)

DriveMod’s flexibility combines with our network of manufacturing and service partners to support customers at different stages of autonomous technology integration. This allows customers to grow the complexity and scope of their industrial autonomy deployments as their business transforms while continually capturing returns throughout their transition to full autonomy. EAS will also grant customers access to over-the-air software upgrades, ad hoc customer support, and flexible consumption based on usage and scale of operations. By lessening both the commercial and technical burdens of traditional vehicle automation and industrial robotics investments, industrial AVs can become universally available to the market, even reaching small and medium-sized businesses that may otherwise struggle to adopt Industry 4.0 and 5.0 technology.

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

Figure 6: The Cyngn “AnyDrive” simulation is part of the Cyngn Evolve toolchain. The simulation environment creates a digital version of the physical world. This allows for customer data sets to be leveraged and augmented to achieve testing and validation prior to releasing new AV features.

As AV technology expertise matures globally, there may be opportunities to monetize the sophisticated AV-centric tools of Cyngn Evolve. Currently, we believe that AV development is confined to small groups of experts. Therefore, Cyngn Evolve is currently an internal EAS tool that we use to advance DriveMod and Cyngn Insight, our customer-facing EAS products.

Corporate Strategy

360° Sales and Marketing

We are building a go-to-market ecosystem that we believe to be highly leveraged by using our partners as the foundation of our growth strategy. We plan to utilize these relationships to generate and cultivate customer demand, acquire new customers, and deliver additional services to our customers.

Key elements of our market entry and expansion roadmap include:

Focus: manufacturing and distribution material handling vehicles

Manufacturing and distribution applications require the shortest timeline for deployment due to the common use of material handling vehicles in these environments and the commercial availability of our DriveMod Stockchaser solution. We have already deployed DriveMod-powered industrial vehicles at multiple manufacturing and distribution facilities. These vehicles were previously deployed as prototypes or as a part of a proof-of-concept project. Of these past deployments, one was paid. Future deployments will primarily be commercial deployments with limited prototype or proof-of-concept deployments that may be engaged opportunistically for strategic value.

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

Deployment

Deploying our EAS requires us and our integration partners to work with a new client to map the job site, gather data, and install our AV technology within their fleet and site. New deployments yield project-based revenues that are assessed based on the scope of the deployment. Our major collaborators in this area are our OEM partners, and we can reinforce our deployment capability with integration and services from third party partners. Working directly with our OEM partners as well as with third party experts ensures that we can deploy our technology globally and at-scale.

EAS Subscription

According to ABI Research, the cloud robotics opportunity is expected to grow from $3.3 billion in 2019 to $157.8 billion by 2030, accounting for 30% of the robotic industry’s total worth (source: Cloud Robotics Market Predicted to Grow to $157.8 billion by 2030, article by Robotics & Automation News). Sustained revenue growth is expected to come largely from recurring subscription revenues that enable companies to tap into an ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Industrial operations are extremely rich with data. However, we believe this data is still being put to limited use, especially as it pertains to equipment transport and autonomy performance. EAS creates a foundation for extracting new and valuable enterprise data insights by the nature of the advanced sensors, electronic control units, and connectivity that supports DriveMod’s functionality. We can monetize the data insights in a variety of ways by offering configurable cloud dashboards for fleet/asset management, operational performance data, and predictive analytics to customers. In parallel, exposing this fleet and vehicle data could be a boon for our OEM partners as they evolve to optimize their product roadmaps and better integrate our technology to serve the future needs of industrial autonomy.

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

Go-to-Market Strategy

Our go-to-market strategy hinges on strategic collaboration and is based on a set of three basic principles:

●	Collaborate with industrial vehicle OEMs

●	Land & expand with end customers

●	Partner instead of compete on adjacent enabling technology

Collaborate — industrial vehicle OEMs

Our focus is on acquiring new customers who are either (a) looking to embed our technology into their vehicle products or (b) upsell their existing clients with our vehicle retrofits. We follow a named account coverage approach. After establishing a customer relationship with an OEM, we seek to embed our technology into their product roadmap and expand our services to their many clients. We believe this category represents a substantial opportunity to generate revenue as a single relationship with an OEM that can lead to revenue opportunities across the entire marketplace. For example, our partner, Columbia Vehicle Group with whom we have partnered through a non-binding memorandum of understanding, provides over 70 years of vehicle manufacturing experience and customer insight.

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

Partner instead of compete — technology

The scaling of Industrial Autonomy will benefit from an ecosystem made up of different enabling technologies and services, such as hardware manufacturing, connectivity, Internet of Things (“IoT”), and digital integration. Rather than trying to compete with other technology suppliers, we intend to rely on our strategic collaborations that give both partners access to new markets and capabilities. For example, partners like Symboticware and Airbiquity respectively provide complementary solutions in technologies like cyber security, digital asset management, and connectivity. These collaborative partnerships are established through mutually beneficial, non-binding memorandums of understanding or partnering agreements for the purpose of joint go-to-market efforts. Thereby we leverage our limited R&D resources with our technology partners through out-sourcing versus in-house development resulting in a more efficient asset-light approach in product development.

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

Perception

Granular, efficient perception forms the basis of advanced AVs. Perception is one of the most complex subsystems, requiring specialized data infrastructure and engineering expertise in AI/ML and high-performance computing. We have built a modular sensor fusion pipeline that runs on a low compute footprint and creates the flexibility to customize our perception stack according to application requirements. Our perception architecture streamlines DriveMod deployments on new vehicles. Our approach addresses common industry challenges like integrating different sensor modalities and accounting for different sensor mounting positions. We have now integrated DriveMod into more than ten different vehicle platforms, utilizing various combinations of Light Detecting and Ranging (“LiDAR”), camera, radar, ultrasonic, and positioning sensors.

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

Competitive Environment

There is an increasing demand for autonomous vehicle solutions in an effort to increase safety, improve efficiency, and enhance productivity to meet the goals set out by Industry 4.0 and 5.0. Autonomous vehicles are an enabling technology that gives us the opportunity to add more value to customers.

The market for automated vehicle solutions is burgeoning, and the advanced technology required to enable autonomous solutions in industrial environments is still developing. As a result, we face competition from a range of companies seeking to develop autonomous vehicle solutions. These competitors include traditional industrial vehicle manufacturers (such as Crown Equipment’s automated forklifts or Toyota Materials Handling) robotics providers (such Locus Robotics for stock picking AMRs or SeeGrid for pallet and tow AMRs), and software companies (such as Brain Corp for floor scrubbers or Oxbotica for people and goods transport), as well as large corporate competitors that provide a broad range of software, service, and logistics solutions across many markets. These competitors are also working to advance technology, reliability, and innovation in their development of new and improved solutions.

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

The regulatory environment for autonomous industrial vehicles is still being developed. In 2016, the United States Department of Transportation (“US DoT”) issued regulations that require the submission of documentation covering specific topics related to autonomy and government regulators, but these regulations are targeted towards road vehicles. As the autonomous industrial vehicle regulatory environment continues to develop, it will be imperative not only to comply with applicable standards but to be an active participant in the development of new standards. Outside of government standards, third party organizations, industrial workplace advocates, and industry groups have and will continue to impose self-regulatory standards. In certain cases, these standards may be contractually applicable to our systems, products, and operations. Thus, we expect and prepare to comply with various standards, including Occupational Safety and Health Administration (“OSHA”), International Organization for Standardization (“ISO”), International Electrotechnical Commission (“IEC”), or American National Standards Institute (“ANSI”) on a case-by-case basis.

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

Our software stack has over 30 subsystems, including those designed for perception, mapping & localization, decision making, planning, and control. As of February 29, 2024, we have 19 granted U.S. patents and submitted 6 pending U.S. patent and 20 international patent applications and expect to continue to file additional patent applications with respect to our technology in the future.

Corporate Social Responsibility and Sustainability

Our mission is to deliver the benefits of autonomous industrial vehicle technology to enhance the safety and operational efficiency of materials handling in a cost-effective method in supply chain logistics. We seek to make the movement of goods in warehouse settings safer, faster, cheaper while reducing greenhouse gas emissions through greater operating efficiencies.

Human Capital Resources

Our team is composed of energetic, motivated and highly experienced visionaries. They include machine vision, AI, and autonomous software engineers from the greatest universities in the world. Together with a highly talented and skilled support team, we solve real-world industrial applications in autonomy. As of February 29, 2024, we had 81 full-time employees. The majority of our employees are based in Silicon Valley, California.

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

Corporate History

The Company was incorporated in the State of Delaware on February 1, 2013, under the original name Cyanogen, Inc. or Cyanogen. The Company started as a venture funded company with offices in Seattle and Palo Alto, aimed at commercializing CyanogenMod, direct to consumers and through collaborations with mobile phone manufacturers. CyanogenMod was an open-source operating system for mobile devices, based on the Android mobile platform. Cyanogen released multiple versions of its mobile operating system and collaborated with an ecosystem of companies including mobile phone OEMs, content providers and leading technology partners from 2013 to 2015.

In 2016 the Company’s management and board of directors, determined to pivot its product focus and commercial direction from the mobile device and telecom space to industrial and commercial autonomous driving with the hiring of Lior Tal in June 2016 to serve as the company’s chief operating officer. Mr. Tal, a seasoned executive of startup firms where prior to joining the company, co-founded Snaptu which later was acquired by Facebook (currently known as Meta Platforms, Inc.), as well as held various leadership roles at Actimize, DiskSites and Odigo; all of these companies which were also later acquired. Mr. Tal was promoted to chief executive officer in October 2016 and continues to serve in this role along with chairman of the board. In May 2017, the Company changed its name to Cyngn Inc.

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

Our common stock is quoted on the Nasdaq under the symbol “CYN”. We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”) and are subject to the requirements of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These filings are available to the public on the Internet at the SEC’s website at http://www.sec.gov.

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

Our autonomous driving technology is available for production release and is currently being licensed to customers. We plan to continue our scaled commercialization throughout 2024 and beyond. Although we believe that our algorithms, data analysis and processing, and artificial intelligence technology are promising, we cannot assure you that our technology will achieve the necessary reliability for scaled commercialization of autonomous industrial vehicles. For example, we are still improving our technology in terms of handling edge cases, unique environments, and discrete objects. There can be no assurance that our data analytics and artificial intelligence could predict every single potential issue that may arise during the operation of an autonomous industrial vehicle utilizing our autonomous vehicle technology. Furthermore, the release and adoption of EAS and our other technologies and products may not be successful and may take longer than anticipated. If the development of EAS and our other technologies and products is delayed or customers do not adopt and buy our solutions to the extent we anticipate, our business and operating results will be adversely impacted.

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

Our technology suite is currently available on stockchasers and tuggers for production release. However, this technology will need to be continually developed and enhanced for further scaled commercialization. Continued enhancement of our autonomous driving technology is and will be subject to risks, including with respect to:

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

In addition, the market leaders in our target industries, such as Industrial Material Handling, may start, or have already started, pursuing large scale deployment of autonomous industrial vehicle technology on their own. These companies may have more operational and financial resources than we do. We cannot guarantee that we will be able to effectively compete with them.

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

Risks Related to Our Financial Position and Need for Additional Capital

Losses for the foreseeable future.

We incurred net losses of $22.8 million and $19.2 million for the years ended December 31, 2023, and 2022, respectively. We have not recognized a substantial amount of revenue to date, and we had an accumulated deficit of $160.0 million and $135.7 million as of December 31, 2023 and December 31, 2022, respectively. We have developed and tested our autonomous driving technology but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Because we will incur the costs and expenses from these efforts before we receive any substantial revenue, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses. In particular, we expect to incur substantial and potentially increasing research and development (“R&D”) costs as we continue to develop and enhance EAS and other technology and products for commercialization. While our R&D costs were $12.7 million and $9.5 million during the years ended December 31, 2023 and 2022, respectively, and are likely to grow in the future, we have minimal recurring revenues. Further, because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

Our results of operations may fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, factors that may affect our results of operations include the following:

●	changes in our revenue mix and related changes in revenue recognition;

●	changes in actual and anticipated growth rates of our revenue, customers, and key operating metrics;

●	fluctuations in demand for or pricing of our product offerings;

●	our ability to attract new customers;

●	our ability to retain our existing customers, particularly large customers;

●	customers and potential customers opting for alternative products, including developing their own in-house solutions;

●	investments in new offerings, features, and functionality;

●	fluctuations or delays in development, release, or adoption of new features and functionality for our offering;

●	delays in closing sales which may result in revenue being pushed into the next quarter;

●	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

●	our ability to control costs;

●	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses;

●	timing of hiring personnel for our research and development and sales and marketing organizations;

●	the amount and timing of costs associated with recruiting, educating, and integrating new employees and retaining and motivating existing employees;

●	the effects of acquisitions and their integration;

●	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate;

●	the impact of new accounting pronouncements;

●	changes in revenue recognition policies that impact our technology license revenue;

●	changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance;

●	the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

●	the impact of global events, including the outbreak of war or conflicts

●	health epidemics or pandemics, such as the COVID-19 pandemic;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and

●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our offering.

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

The commercialization of autonomous vehicles is capital intensive. This includes autonomous industrial vehicles outfitted with our technology and purpose-built autonomous industrial vehicles manufactured by OEMs we intend to partner with. To date, we have financed our operations primarily through the issuance of equity securities in private and public placements. We may need to raise additional capital to continue to fund our commercialization activities, sales and marketing efforts, enhancement of our technology and to improve our liquidity position. Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market volatility, investor acceptance of our business plan, regulatory requirements and the successful development of our autonomous technology. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us.

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

We have incurred significant losses, have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

The Company incurred net losses of approximately $22.8 million and $19.2 million for the year ended December 31, 2023 and 2022, respectively. In addition, the Company had accumulated deficits of approximately $160.0 million and $135.7 million as of December 31, 2023 and December 31, 2022, respectively, and net cash used in operating activities was approximately $19.5 million and $16.3 million for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company’s unrestricted cash balance was $3.6 million, and its short-term investments balance was $4.6 million. As of December 31, 2022, the Company’s cash balance was approximately $10.5 million, and the short-term investments balance was $12.1 million. Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the issuance date of the financial statements included elsewhere in this report.

The Company’s plan to alleviate the going concern issue is to increase revenue while controlling operating costs and expenses and obtaining funds from outside sources of financing to generate positive financing cash flows. While management is optimistic about its ability to raise substantial funds to continue as a going concern for one year following the financial statement issuance date, there can be no assurance that any such measures will be successful. We currently do not generate substantial revenue from product sales. Accordingly, we expect to rely primarily on equity and/or debt financings to fund our continued operations. The Company’s ability to raise additional funds will depend, in part, on the success of our product development activities, and other events or conditions that may affect the share value or prospects, as well as factors related to financial, economic and market conditions, many of which are beyond our control. There can be no assurances that sufficient funds will be available to us when required or on acceptable terms, if at all. Accordingly, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

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

We rely on our executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. From time to time, there may be changes in our executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt our business. We do not maintain key-man insurance for any member of our senior management team or any other employee. None of the employment agreements and offer letters with our executive officers or other key personnel require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

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

Catastrophic events, such as pandemics and epidemics, or outbreak of an infectious disease, such as COVID-19 and subsequent variants, natural disasters, terrorist activities, political unrest, and other manmade problems such as war could have a material adverse impact on our business, results of operations, financial condition and cash flows or liquidity.

Our business is vulnerable to damage or interruption from pandemics and epidemics, or outbreak of an infectious disease, such as COVID-19 and subsequent variants, natural disasters, terrorist attacks, political unrest, acts of war (such as the ongoing conflicts between Russia and Ukraine, and Israel and Palestine).

The recent inflation in the United States, foreign and domestic government sanctions imposed on Russia as a result of its invasion of Ukraine, and the conflicts in Israel and Palestine has caused or may continue to result in extreme volatility and disruptions in the capital and credit markets, which may adversely affect investor’s confidence and, in turn may affect our ability to raise additional capital.

The occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, has had and may continue to have an adverse effect on our operating results. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our customers, employees, suppliers and other partners.

Other considerations related to the ongoing conflicts between Russia and Ukraine, and Israel and Palestine that may affect the Company include possible cyberattacks and potential disruptions in the banking systems and capital market, as well as supply chain and increased costs and expenditures on domestic and internationally-sourced materials and services. As an example, we engage third-party software development engineers who reside in Russia. Due to the ongoing conflict, we may experience an interruption in the services provided by these parties.

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

Our information technology systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.

We continue to expand our information technology systems as our operations grow, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the U.S. and abroad. While, we maintain information technology measures designed to protect us against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks.

To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, including intellectual property and personal information, or our products, or for it to be believed or reported that any of these occurred, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

We also rely on service providers, and similar incidents relating to their information technology systems could also have a material adverse effect on our business. Our ability to monitor our service providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures.

Further, the implementation, maintenance, segregation and improvement of these systems require significant management time, support and cost, and there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems and updating current systems, including disruptions to the related areas of business operation. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver and service products, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

Moreover, if we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information, including intellectual property and personal information, could be compromised or misappropriated and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

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

Risks Related to our Common Stock

There is a limited market for our common stock that may make it more difficult to dispose of your stock.

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “CYN”. There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

We are not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “CYN”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On August 24, 2023, we received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of our common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before February 20, 2024. On February 21, 2024, Nasdaq granted the Company an additional 180-day extension to continue its listing on the Nasdaq Capital Market. The Company was given until August 19, 2024 to regain compliance with Nasdaq’s $1 minimum bid price per share requirement.

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

Prior to our initial public offering in October 2021, there was no public market for our common stock and our common stock is not actively traded.  The lack of an active market for our common stock may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may result in significant price and volume fluctuations. The market price of our common stock may fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	variance in our financial performance from expectations of securities analysts;

●	changes in the pricing of the solutions on our platforms;

●	changes in our projected operating and financial results;

●	changes in laws or regulations applicable to our technology;

●	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

●	sales of shares of our common stock by us or our shareholders;

●	significant data breaches, disruptions to or other incidents involving our technology;

●	our involvement in litigation;

●	future sales of our common stock by us or our stockholders;

●	changes in senior management or key personnel;

●	the trading volume of our common stock;

●	changes in the anticipated future size and growth rate of our market;

●	general economic and market conditions; and

●	other events or factors, including those resulting from war, incidents of terrorism, global pandemics or responses to these events.

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

Our executive officers, directors and principal stockholders (including entities affiliated with Benchmark), beneficially own approximately 23.38% of our common stock. See Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Such persons acting together, will have the ability to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

We do not intend to pay cash dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and, subject to the discretionary dividend policy described in the section entitled “Dividend Policy” of this Annual Report, we do not intend to pay any cash dividends in the foreseeable future. On September 29, 2023, our board of directors declared a one-time special dividend of 10% on our issued and outstanding shares of our common stock to holders of record on October 23, 2023. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

We will remain an emerging-growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of our initial public offering; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with Respect to our Common Stock

Our common stock is traded on The Nasdaq Capital Market, LLC, or Nasdaq, and began trading under the symbol “CYN” on October 20, 2021.

Holders of Record

As of December 31, 2023, we had 58 shareholders of record.

Dividend Policy

We have not declared or paid cash dividends on our common stock and have no present intention of paying any cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. On September 29, 2023, our board of directors declared a one-time special stock dividend of 10% on our issued and outstanding shares of our common stock to holders of record on October 23, 2023.  Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during its fiscal year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2023 and 2022 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.  This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also the section captioned “Forward-Looking Statements” in this Annual Report.

Overview

We are an autonomous vehicle technology company that is focused on addressing industrial uses for autonomous vehicles. We believe that technological innovation is needed to enable adoption of autonomous industrial vehicles that will address the substantial industry challenges that exist today. These challenges include labor shortages, lagging technological advancements from incumbent vehicle manufacturers, and high upfront investment commitment.

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

2.	Cyngn Insight, our customer-facing tool suite for monitoring and managing AV fleets (including remotely operating vehicles) and generating/aggregating/analyzing data (including the IoT gateway device); and

3.	Cyngn Evolve, our internal tool suite and infrastructure that facilitates artificial intelligence AI and machine learning (“ML”) training to continuously enhance our algorithms and models and provides a simulation framework (both record/rerun and synthetic scenario creation) to ensure that data collected in the field can be applied to validating new releases.

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

We expect our technology to generate revenue through two main methods: deployment and EAS subscriptions. Deploying our EAS requires us and our integration partners to work with a new client to map the facility, gather data, and install our AV technology within their fleet and site. We anticipate that new deployments will yield project-based revenues based on the scope of the deployment. After deployment, we expect to generate revenues by offering EAS through a Software as a Service (“SaaS”) model, which can be considered the AV software component of Robotics as a Service (“RaaS”).

RaaS is a subscription model that allows customers to use robots/vehicles without purchasing the hardware assets upfront. We will seek to achieve sustained revenue growth largely from ongoing SaaS-style EAS subscriptions that enable companies to tap into our ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Although both the components and the combined solutions of EAS are still under development, we have EAS licenses with paying customers and have piloted EAS for paid customer trial and pilot deployments. We have not yet derived any significant recurring revenues from EAS but began marketing EAS to customers in 2022 with our first, paid commercial deployment commencing in the first quarter of 2023. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to exceed that of 2023. We also had limited paid deployments in 2023 that offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2024.

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

As OEMs and leading industrial vehicle users seek to increase productivity, reinforce safer working environments, and scale their operations, we believe we are uniquely positioned to deliver a dynamic autonomy solution via our EAS to a wide variety of industrial uses. Our long-term vision is for EAS to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than 10 different vehicle form factors that range from stockchasers and forklifts to 14-seat shuttles and 5-meter-long cargo vehicles demonstrating the extensibility of our AV building blocks.

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

Critical Accounting Policies and Estimates and Judgements

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

The Company considers costs to develop software, warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates to have the greatest potential impact on our consolidated financial statements.

Costs to Develop Software

The Company incurs costs related to internally developed software. Based on the nature of the software the Company capitalizes software costs under the following guidance.

Internal-Use Software

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to five years. There is judgment involved in the determination of the useful life. Internal-use software is classified as property and equipment in accordance with ASC 350, Intangibles – Goodwill and Other.

Costs to Develop Software to be Sold, Leased or Otherwise Marketed

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements. After technological feasibility is established, judgment is required to determine the amount of payroll and stock-based compensation costs to be capitalized on the remaining development efforts. These costs will continue to be capitalized until such time as when the product or enhancement is available for general release to customers. Computer software to be sold, leased or otherwise marketed is classified as an intangible asset in accordance with ASC 985, Software.

Common Stock Warrants

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

Stock-based Compensation

The Company recognizes the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company recognizes stock-based compensation cost and reverses previously recognized costs for unvested awards in the period forfeitures occur, if any. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, expected price volatility of the common stock, expected term, risk-free interest rates, and expected dividend yield.

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

During 2023, the Company recognized $1.49 million of revenue, of which $1.42 million was associated with NRE contracts and the remaining $0.07 million related to revenue from EAS subscriptions. During 2022, the Company recognized $0.26 million of revenue, of which $0.25 million was associated with NRE contracts and the remaining $0.01 million related to sales of Infinitracker devices.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During 2023, the company reported cost of revenue of $1.2 million consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the final phases of NRE contracts. During 2022, the Company reported cost of revenue of $0.2 million consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the initial phases of NRE contracts.

Research and Development

Research and development expense consists primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company’s products and services. Research and development costs incurred during NRE projects are capitalized and expensed when the associated NRE revenue is recognized. All other research and development costs are expensed as incurred.

Research and development expense for the year ended December 31, 2023 increased by $3.2 million or 34% to $12.7 million from $9.5 million for the year ended December 31, 2022. The increase is attributable to the increase in personnel engaged in the research and development of our AV technology in 2023 compared to headcount levels in 2022, including provisions for non-cash stock-based compensation expense, and external R&D contractors. The Company plans to continue to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $0.9 million or 9% to $10.9 million for the year ended December 31, 2023 from $10.0 million for the year ended December 31, 2022.  The increase was attributed to an increase in personnel related costs, including provisions for non-cash stock-based compensation expense, as the Company increased staff to support public company responsibilities, an increase in marketing and advertising expenses, an increase in legal and professional fees associated with public filings and increases in other general and administrative expenses.

Interest income, net

Interest income increased by $93.8 thousand to $137.9 thousand for the year ended December 31, 2023 from $44.1 thousand for the year ended December 31, 2022. Interest income consists primarily of interest earned of $149.9 thousand from the Company’s interest-bearing bank accounts, offset by interest expense of $12.0 thousand representing amortization of the present value interest on the adoption of lease accounting guidelines under ASC 842, Leases, on right-of-use assets and operating liabilities.

Other Income

Other income increased by $276.7 thousand to $396.8 thousand for the year ended December 31, 2023 from $120.1 thousand for the year ended December 31, 2022. Other income consists primarily of realized gains earned on the Company’s short-term investments.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of December 31, 2023, the Company had unrestricted cash of approximately $3.6 million and short-term investments of $4.6 million. As of December 31, 2022, the Company had unrestricted cash of $10.5 million and short-term investments of approximately $12.1 million. On April 29, 2022, the Company received net proceeds of approximately $18.1 million from the sale of common stock and exercise of pre-funded warrants in a private placement offering.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus are limited to sales of up to $8.8 million of shares of the Company’s common stock. The ATM Sales Agreement expires at the earliest of 5 years after the date of the agreement or exhaustion of the aggregate limit available under the ATM Sales Agreement. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. For the year ended as of December 31, 2023, a total of 3,731,524 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $1,747,468 after payment of commission fees of $36,897 and other related expenses of $60,465. As of December 31, 2023, the Company had $6.9 million of common stock remaining available for sale under the ATM Sales Agreement.

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 33,333,333 shares of common stock in a public offering, which included: (i) 11,466,733 shares of Common Stock, and (ii) pre-funded warrants to purchase 21,866,600 shares of Common Stock. The public offering closed on December 12, 2023. The Company received gross proceeds of approximately $5 million before deducting transaction related expenses payable by the Company. All commissions, qualified legal, accounting, registration and other direct costs of $0.5 million related to the public offering were offset against the gross proceeds.

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

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern, for the next year. Based on these factors, the Company has substantial doubt that it will be able to continue as a going concern for the 12 months following the date that these interim financial statements were issued. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $19.5 million, an increase of approximately $3.2 million or 20% compared to $16.3 million for the year ended December 31, 2022. The increase is primarily attributed to the level of increases in personnel and professional services related to the Company’s research and development activities, as well as increases in general and administrative personnel-related costs and professional services as the Company continues to grow, both of which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2023 was approximately $6.4 million, an increase of approximately $19.7 million compared to net cash used in investing activities of approximately $13.3 million for the year ended December 31, 2022. The increase consists of additional investment maturities of $29.5 million, which were offset by purchases of short-term investments of approximately $21.5 million and approximately $1.6 million in purchases of R&D-related hardware equipment, acquisition of intangible asset, capitalization of software and disposal of assets.

Financing activities

Cash provided by financing activities for the year ended December 31, 2023 was $6.1 million, of which $6.1 million relate to the proceeds from the sale of common stock. Cash provided by financing activities for the year ended December 31, 2022 was $18.2 million, which consisted of proceeds from the April 2022 private placement offering of $18.1 million and $114.2 thousand related to stock option exercises.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Cyngn Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyngn Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

San Francisco, California
March 7, 2024

PCAOB ID NUMBER 688

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$3,591,623	$10,536,273
Restricted cash	-	50,000
Short-term investments	4,561,928	12,064,337
Prepaid expenses and other current assets	1,316,426	1,126,137
Total current assets	9,469,977	23,776,747

Property and equipment, net	1,486,672	884,000
Right-of-use asset, net	992,292	371,189
Intangible assets, net	1,084,415	473,076
Total Assets	$13,033,356	$25,505,012

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$196,963	$155,943
Accrued expenses and other current liabilities	1,201,142	854,920
Current operating lease liability	682,718	376,622
Total current liabilities	2,080,823	1,387,485

Non-current operating lease liability	317,344	-
Total liabilities	2,398,167	1,387,485

Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock, Par $0.00001; 200,000,000 shares authorized, 64,773,756 and 33,684,864 shares issued and outstanding as of December 31, 2023 and 2022, respectively	648	337
Additional paid-in capital	170,652,160	159,847,229
Accumulated deficit	(160,017,619)	(135,730,039)
Total stockholders’ equity	10,635,189	24,117,527
Total Liabilities and Stockholders’ Equity	$13,033,356	$25,505,012

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Revenue	$1,489,317	$262,000
Costs and expenses:
Cost of revenue	1,222,321	186,823
Research and development	12,719,983	9,481,329
General and administrative	10,892,955	9,994,575
Total costs and expenses	24,835,259	19,662,727

Loss from operations	(23,345,942)	(19,400,727)

Other income, net
Interest income	137,887	44,100
Other income	396,825	120,118
Total other income, net	534,712	164,218

Net loss	$(22,811,230)	$(19,236,509)

Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.55)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,987,864	34,947,710

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 30, 2021	-	-	26,487,680	$265	$138,740,827	$(116,493,530)	$22,247,562
Exercise of stock options	-	-	717,041	7	114,162	-	114,169
Issuance of common stock in connection with issued RSUs	-	-	28,530	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs of $1,857,700	-	-	3,790,322	38	11,989,471	-	11,989,509
Issuance of common stock upon exercise of pre-funded warrants	-	-	2,661,291	27	2,635	-	2,662
Issuance of common warrants at fair value in connection with the private placement	-		-		6,132,436	-	6,132,436
Stock-based compensation	-		-		2,867,698	-	2,867,698
Net loss	-		-		-	(19,236,509)	(19,236,509)
Balance as of December 31, 2022	-	$-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527
Exercise of stock options	-	-	172,492	2	8,526	-	8,528
Issuance of common stock and pre-funded warrants in connection with the public offering, net of offering costs of $618,965	-	-	22,966,733	230	4,380,745	-	4,380,975
Issuance of common stock at-the-market equity financing, net of offering costs of $97,362	-	-	3,731,524	37	1,747,431	-	1,747,468
Stock dividend, net of offering costs of $16,182			4,218,143	42	1,460,126	(1,476,350)	(16,182)
Stock-based compensation	-		-		3,208,103	-	3,208,103
Net loss	-		-		-	(22,811,230)	(22,811,230)
Balance as of December 31, 2023	-	$-	64,773,756	$648	$170,652,160	$(160,017,619)	$10,635,189

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,811,230)	$(19,236,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	961,281	604,871
Stock-based compensation	3,208,103	2,867,698
Realized gain on short-term investments	(443,392)	(90,216)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,403,049)	(1,425,126)
Accounts payable	41,020	43,672
Accrued expenses and other current liabilities	969,662	936,387
Net cash used in operating activities	(19,477,605)	(16,299,223)

Cash flows from investing activities
Purchase of property and equipment	(1,045,822)	(918,318)
Acquisition of intangible assets	(718,711)	(456,822)
Purchase of short-term investments	(21,573,199)	(27,000,000)
Proceeds from maturities of short-term investments	29,519,000	15,025,879
Disposal of assets	180,898	-
Net cash provided by (used in) investing activities	6,362,166	(13,349,261)

Cash flows from financing activities
Proceeds from at-the-market equity financing, net of issuance costs	1,747,468	-
Proceeds from public issuance of common stock and pre-funded warrants, net of offering costs	4,380,975	18,121,945
Proceeds from exercise of pre-funded warrants	-	2,662
Issuance costs for stock dividend	(16,182)	-
Proceeds from exercise of stock options	8,528	114,169
Net cash provided by financing activities	6,120,789	18,238,776

Net decrease in cash and cash equivalents and restricted cash	(6,994,650)	(11,409,708)
Cash and cash equivalents and restricted cash, beginning of year	10,586,273	21,995,981
Cash and cash equivalents and restricted cash, end of year	$3,591,623	$10,586,273

Supplemental disclosure of cash flow:
Cash paid during the year for income taxes	$-	$-

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use asset and operating lease liabilities	$1,212,760	$842,292
Stock dividend	$1,460,126	$-

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business

Cyngn Inc., together with its subsidiaries (collectively, “Cyngn” or the “Company”), was incorporated in Delaware in 2013. The wholly owned subsidiaries are Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015 and Cyngn Philippines, Inc., a Philippine corporation incorporated in 2018 and dissolved as of December 31, 2023. The Company is headquartered in Menlo Park, CA.

Cyngn develops and deploys scalable, differentiated autonomous vehicle technology for industrial organizations.  Our full-stack autonomous driving software, (“DriveMod”), can be integrated onto vehicles manufactured by Original Equipment Manufacturers (“OEM”) either via retrofit of existing vehicles or by integration directly into vehicle assembly. The Enterprise Autonomy Suite (“EAS”) is designed to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary Autonomous Vehicle (“AV”) software to produce differentiated autonomous vehicles.

The Company has been operating autonomous vehicles in production environments and in 2023 began licensing EAS commercially. Built and tested in difficult and diverse real-world environments, DriveMod, the fleet management system and our proprietary Software Development Kit (“DriveMod Kit”) combine to create a full-stack advanced autonomy solution designed to be modular, extendable, and safe. The Company operates in one business segment.

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $22.8 million and $19.2 million for the years ended December 31, 2023 and 2022, respectively. Accumulated deficit amounted to approximately $160.0 million and $135.7 million as of December 31, 2023 and December 31, 2022, respectively. Net cash used in operating activities was approximately $19.5 million and $16.3 million for the year ended December 31, 2023 and 2022, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of December 31, 2023, the Company’s unrestricted cash balance was $3.6 million, and its short-term investments balance was $4.6 million. As of December 31, 2022, the Company’s cash balance was approximately $10.5 million, and the short-term investments balance was $12.1 million.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the date these financial statements were issued. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include all normal adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2023 and 2022, and operating results and cash flows for the periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of Cyngn Inc. and its wholly owned subsidiaries, including the dissolved subsidiary Cyngn Philippines, Inc. The Company investigated economic viability in the Philippines and determined it cost more to operate the subsidiary than any profit it could generate. Consequently, the subsidiary was shut-down, which had minimal impact on our consolidated financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to internal-use software and developed software to be sold, leased or marketed, warrants and share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of December 31, 2023 and December 31, 2022.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of December 31, 2023 and December 31, 2022, the Company had approximately $3.6 million and $10.5 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, Investments – Debt and Equity Securities, and recorded these securities at amortized cost on the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts was zero as of December 31, 2023 and December 31, 2022.

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

The carrying amounts of the Company’s cash and accounts receivable are reasonable estimates of their fair values due to their short-term nature. The fair values of the Company’s share-based compensation and underwriter warrants were based on observable inputs and assumptions used in Black-Scholes valuation models derived from independent external valuations.

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

Property and Equipment	Useful life
Internal-use software	3 to 5 years
Computer and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term
Vehicles	5 years

Operating Lease

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), Leases. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a right-of-use asset and lease liability in the consolidated balance sheets under ASC 842 on the office space lease that was amended and renewed until May 2025. Lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

Costs to Develop Software

The Company incurs costs related to internally developed software. Based on the nature of the software, the Company capitalizes software costs under the following guidance.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the year ended December 31, 2023.

Costs to Develop Software to be Sold, Leased or Otherwise Marketed

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, certain payroll and stock compensation, occupancy, and professional service costs that are incurred to develop functionality for the Company’s software and internally built software platforms, as well as certain upgrades and enhancements that are expected to result in enhanced functionality are capitalized. Judgment is required in determining when technological feasibility of a product is established. Management has determined that technological feasibility is established when a working model is complete.

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the year ended December 31, 2023.

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

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. For the year ended December 31, 2023 the Company determined the existence of an impairment associated with the Company’s intangible asset “Right to intellectual property” and accordingly recorded an impairment charge of $30,000. No impairment charge was associated with the Company’s intangible assets for the year ended December 31, 2022. (See Note 7. Intangible Assets).

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2023 and December 31, 2022 (see Note 11. Income Taxes).

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 140,000 shares of the Company’s common stock. In addition, the Company issued 6,451,613 common stock warrants as a part of the private placement offering. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

The Company also applied the guidance in ASC 340-10-S99-1, Other Assets and Deferred Costs, that states specific incremental costs directly attributable to a proposed or actual offering of equity securities may properly be deferred and charged against the gross proceeds of the offering. The Company treated the valuation of the warrants as directly attributable to the issuance of an equity contract, and accordingly, classified the warrants as additional paid-in capital.

Stock-based Compensation

The Company recognizes the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. The Company recognizes stock-based compensation cost and reverses previously recognized costs for unvested awards in the period forfeitures occur, if any. The Company determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the fair value of common stock, expected price volatility of common stock, expected term, risk-free interest rates, and expected dividend yield (see Note 9. Stock-based Compensation Expense).

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

Research and Development Expense

Research and development expenses consists primarily of outsourced engineering services, internal engineering and development expenses, materials, labor and stock-based compensation of Company personnel involved in the development of the Company’s products and services, and allocated lease costs based on the approximate square footage area used in research and development activities. Research and development costs are expensed as incurred.

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the years ended December 31, 2023 and 2022 were $413,170 and $194,566, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of December 31, 2023 and December 31, 2022.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

Revenue Recognition

The Company enters into Non-Recurring Engineering (“NRE”) contracts that are principally comprised of engineering services related to customer-specific configuration of the DriveMod. Generally, with respect to these NRE contracts, i) the determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract; ii) payment under these arrangements are comprised of upfront payments due upon execution of the agreements as well as payments due upon the achievement of milestones specified in each arrangement; and iii) contain mutual termination clauses without penalty. The Company recognizes revenue from NRE contracts that are fully funded by customers and the sale of its products when promised goods or engineering services are transferred to customers. Each of the Company’s NRE arrangements are comprised of multi-phase deliverables recognized at a point in time upon completion and acceptance from the customer of each phase of the arrangement.

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

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the periods shown.

	2023	2022
Customer A	36.9%	95.4%
Customer B	58.4%	*

*	Below 10%

There were no accounts receivable from these customers at December 31, 2023 and December 31, 2022.

For the years ending December 31, 2023 and December 31, 2022, NRE revenue was $1.5 million and $0.2 million, respectively. All other revenue streams for the years ended December 31, 2023 and 2022 are not material.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides new guidance regarding the measurement and recognition of credit loss impairment for certain financial assets. The Company adopted this standard in the first quarter of 2023 and there was no impact on our consolidated financial statements upon adoption. As a result of this standard, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. The adoption of this standard did not result in any material impact to our allowance for doubtful accounts balance as of December 31, 2023. In addition, the Company evaluated their debt securities for credit losses. Because the Company’s sole investments of held-to-maturity debt securities are short-term U.S. Treasury bills, no provision for credit losses on such securities was deemed necessary.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had no contract assets and no liabilities as of December 31, 2023 and December 31, 2022.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Costs are recognized over the life of the contract or when the respective milestone has been completed as cost of revenue. The Company had deferred contract costs totaling $0 and $114,654 as of December 31, 2023 and December 31, 2022, respectively. Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of December 31, 2023 and December 31, 2022, the amortized cost of the Company’s U.S. government treasury bills totaled $4.6 million and $12.1 million, respectively, which approximated their fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of December 31, 2023. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2023	December 31, 2022
Inventory, net	$-	$66,780
Prepaid Expenses	385,474	706,452
Security Deposits	155,729	141,961
Tax Receivables	765,697	-
Receivables and current assets	9,526	210,944
Total prepaid and expenses and other current assets	$1,316,426	$1,126,137

Property and Equipment, Net

Property and equipment is comprised of the following:

	December 31,	December 31,
	2023	2022
Vehicles	$616,947	$397,816
Furniture and fixtures	178,491	176,402
Computer and equipment	517,181	380,457
Capitalized software	342,136	-
Leasehold improvements	458,406	93,120
Construction work in progress	208,848	359,289
Property and equipment, gross	2,322,009	1,407,084
Less: accumulated depreciation and amortization	(835,337)	(523,084)
Total property and equipment, net	$1,486,672	$884,000

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $312,253 and $137,105, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $41,250 and $0 as of December 31, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31, 2023	December 31, 2022
Credit card payable	$1,103	$5,194
Accrued expenses	214,286	283,118
Accrued payroll	985,753	566,608
Total accrued expenses and other current liabilities	$1,201,142	$854,920

5. Operating Lease

The Company leases its office space in Menlo Park, California, under an operating lease agreement dated August 18, 2017, that was originally signed for a term of five years. The lease has been amended and extended several times since the original signing and currently expires in May 2025. Monthly payments are approximately $60,000. The lease includes common area maintenance costs that are paid separately from rent based on actual costs incurred.

The Company’s future lease payments under the non-cancellable lease as of December 31, 2023, which are presented as lease liabilities on the Company’s consolidated balance sheet, are as follows:

For the years ended December 31,	Operating Lease
2024	$722,641
2025	301,100
Total lease payments	1,023,741
Less: imputed interest	(31,449)
Present value of lease liability	$992,292

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	1.42	0.67
Weighted -average discount rate	3.05%	4.40%

Lease expense was $601,913 and $517,296 for the years ended December 31, 2023 and 2022, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $591,656 and $453,103 for the years ended December 31, 2023 and 2022, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$542,692	$-	$-	$-	$542,691
Patents	539,840	(20,117)	-	-	519,723
Trademark	45,000	(23,000)	-	-	22,000
Rights to intellectual property	100,000	(20,000)	(50,000)	(30,000)	-
Total intangible assets	$1,227,532	$(63,117)	$(50,000)	$(30,000)	$1,084,415

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed software	$-	$-	$-
Patents	363,821	(11,856)	351,965
Trademark	45,000	(20,000)	25,000
Rights to intellectual property	100,000	(3,889)	96,111
Total intangible assets	$508,821	$(35,745)	$473,076

Amortization expense for each of the years ended December 31, 2023 and 2022 was $27,372 and $14,662, respectively. There was no amortization expense for the developed software for the years ended December 31, 2023 and 2022.

ASC 360, Property, Plant, and Equipment, defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present. The Company determined the Triggering Events in conjunction with preparation of its financial statements for the year ended December 31, 2023 provided such indication.

Next, the Company must review the long-lived assets to define asset group(s) that would reflect the lowest level of assets to which discrete cash flows are identifiable, and test these asset groups for impairment.

In performing this review, the Company identified that the long-lived asset “Rights to intellectual property”, all of which relate to the Infinitracker, should be classified as abandoned (the “Abandoned Asset”) with the Company determining that it no longer has plans to provide support and sale of the product. The Abandoned Asset’s carrying value was set to its salvage value which is zero given no future cash flows. In addition, the Company abandoned the use of the associated inventory and recorded a loss of $66,690 to impair the inventory to $0.

For the year ended December 31, 2023, the Company recorded a fair market value adjustment of $50,000 and a $30,000 impairment charge under amortization expense on its consolidated statement of operations to adjust the Abandoned Asset to its salvage value of zero.

It was determined for all remaining long-lived assets (excluding the Abandoned Asset) that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of December 31, 2023.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
2024	$22,209
2025	22,441
2026	22,441
2027	22,441
2028	22,441
Thereafter	972,442
Total	$1,084,415

7. Capital Structure

Common Stock

As of December 31, 2023 and December 31, 2022, the Company is authorized to issue 200,000,000 and 100,000,000, respectively, shares of common stock with a par value of $0.00001 per share. As of December 31, 2023 and December 31, 2022, the Company had 64,773,756 and 33,684,864 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Convertible Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Common Stock Offering

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 33,333,333 shares of common stock in a public offering, which included: (i) 11,466,733 shares of common stock, and (ii) pre-funded warrants to purchase 21,866,600 shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $0.15, and each Pre-Funded Warrant was sold at an offering price of $0.14999.

The public offering closed on December 12, 2023. The Company received gross proceeds of approximately $5 million before deducting transaction related expenses payable by the Company. All commissions, qualified legal, accounting, registration and other direct costs of $0.5 million related to the public offering were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. For the years ended as of December 31, 2023, a total of 3,731,524 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $1,747,468 after payment of commission fees of $36,897 and other related expenses of $60,465.

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Stock Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Stock Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Stock Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Stock Warrants totaled 6,451,613. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Stock Warrants on a relative fair value basis and recorded the amount allocated to the Common Stock Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Stock Warrants met all the criteria for equity classification. As the Common Stock Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see below).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Stock Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Stock Warrant were sold together at a combined offering price of $3.09.

The Common Stock Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Stock Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. As a result of the stock dividend in October 2023, the exercise price was adjusted to $2.71. There were no Common Stock Warrants exercised as of December 31, 2023 (see below).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

Common Stock Warrants

The following warrants were outstanding as of December 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	140,000	$9.375	October 2026	$170,397
Common stock (Private Placement)	7,096,776	$2.71	April 2027	6,745,681
Total	7,236,776			$6,916,078

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

8. Net Loss Per Share Attributable to Common Stockholders

The Company declared a 10% stock dividend that was distributed on October 30, 2023 to shareholders of record on October 23, 2023. In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of these stock dividends. The following table summarizes the computation of basic and diluted loss per share:

	Years Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(22,811,230)	$(19,236,509)

Basic and diluted weighted average common shares outstanding	39,987,864	34,947,710

Loss per share:
Basic and diluted	$(0.57)	$(0.55)

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

The fair value of the Company’s stock options is estimated using the Black-Scholes option-pricing model. The resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The Company has elected to recognize forfeitures as they occur. Stock options generally vest over four years and have a contractual term of ten years.

Determining the grant date fair value of options requires management to make assumptions and judgments. These estimates involve inherent uncertainties and if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

The assumptions and estimates for valuing stock options are as follows:

●	Fair value per share of Company’s common stock. Because there was no public market for Cyngn’s common stock prior to the IPO, its Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including its actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the company, and the likelihood of achieving a liquidity event among other factors. Since the Company’s common stock began publicly trading on the Nasdaq, the value of its common stock underlying stock options or RSUs have been valued based on prevailing market prices.

●	Expected volatility. Because the Company’s common stock had no publicly traded history prior to the IPO, it estimated the expected volatility using a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options.

●	Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company estimates the expected term of options granted based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

●	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

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

In November 7, 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 5,000,000 shares of common stock and to allow an annual increase to the 2021 Plan equal to the least of (i) 5% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 1,500,000 shares, or (iii) a lesser amount as determined by the Board. As of December 31, 2023, a total of 17,000,000 shares of common stock were reserved under the 2021 Plan.

As of December 31, 2023 and December 31, 2022, approximately 0.7 million shares, which does not include the shares aforementioned as these were not registered until January 2024, and 3.6 million shares of common stock were reserved and available for issuance under the 2021 Plan, respectively.

Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of December 31, 2023, and activity during the year then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	14,715,110	$1.23	7.84	$2,571,013
Granted	4,519,000	0.67
Exercised	(25,750)	0.33		16,403
Cancelled/forfeited	(1,705,107)	1.66
Outstanding as of December 31, 2023	17,503,253	$1.04	7.37	$42,527
Vested and expected to vest at December 31, 2023	17,503,253	$1.04	7.37	$42,527
Vested and exercisable at December 31, 2023	8,531,483	$0.96	5.67	$42,527

The following table summarizes information about the Company’s RSUs as of December 31, 2023, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2022	216,036	$5.52
RSUs granted	108,000	1.05
RSUs vested	(146,742)	5.52
RSUs forfeited	-	-
Unvested Shares at December 31, 2023	177,294	$2.80

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

The weighted average per share grant-date fair value of options granted during the nine months December 31, 2023 and 2022 was $0.55 and $0.74, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in December 31, 2023 and 2022:

	December 31,
	2023	2022
Fair value of common stock	$1.02	$1.76
Expected term (in years)	6.02	6.05
Risk-free rate	3.63%	2.6%
Expected volatility	52.74%	40.3%
Dividend yield	0%	0%

We recorded stock-based compensation expense from stock options and RSUs of approximately $3,208,103 and $2,867,698, during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was approximately $7.3 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.9 years. Income tax benefits recognized from stock-based compensation expense recognized for the nine months ended December 31, 2023 were immaterial due to cumulative losses and valuation allowances.

10. Retirement Savings Plan

Effective November 17, 2017, the Company established the Cyngn Inc. 401(k) Plan for the exclusive benefit of all eligible employees and their beneficiaries with the intention to provide a measure of retirement security for the future. This plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA) and qualifies under Section 401(k) of the Internal Revenue Code. The Company did not offer and has not provided a company match for its 401(k) Plan.

11. Income Taxes

Domestic and international pre-tax loss consists of the following:

	December 31,
	2023	2022
United States	(22,812,381)	(19,236,289)
International	1,150	(220)
Loss before income taxes	(22,811,231)	(19,236,509)

For the years ended December 31, 2023 and 2022, income tax expense attributable to operations is immaterial.

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2023 and 2022 as a result of the following:

	December 31,
	2023	2022
Federal tax at statutory rate	$(4,790,600)	$(4,039,453)
State income taxes	(815,249)	(415,015)
Stock based compensation	276,371	204,047
Foreign taxes	-	-
Tax credits	(1,071,338)	(673,881)
Nondeductible items	(142,058)	22,081
Valuation allowance	5,517,860	4,516,446
Deferred true up	1,320,182	-
Rate change	(247,773)	369,874
Other items	(47,395)	15,901
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022 are as following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$32,935,845	$30,186,203
Research and development credits	5,938,775	4,867,437
Intangibles	1,192,900	1,303,262
Fixed assets	67,200	61,295
Stock based compensation	410,323	654,860
Accruals and reserves	146,482	69,486
Lease liability	245,790	87,233
Capitalized research costs	3,905,973	1,969,682
Other	6,876	1,496
Gross deferred tax assets	44,850,164	39,200,954
Valuation allowance	(44,606,284)	(39,088,423)
Total deferred tax assets	243,880	112,531
Deferred tax liabilities:
Right of use asset	(243,880)	(85,975)
Deferred project costs	-	(26,556)
Total deferred tax liabilities	(243,880)	(112,531)
Net deferred tax assets	$-	-

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $5,517,861 and $4,516,446, respectively.

As of December 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $119,789,248 and $116,634,520, respectively, which will begin to expire in 2034 with $84,452,051 of our federal net operating loss carryforward lasting indefinitely.

As of December 31, 2023, the Company had federal and state research credit carryforwards of approximately $5,870,310 and $3,308,423, respectively. The federal research credit carryforwards will begin to expire in 2033 while the California research credits carry forward have an indefinite life.

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

Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize such costs over a period of five or fifteen years. While it is possible that Congress may modify, defer, or repeal such provision, we have no assurance that the provision will be modified, deferred or repealed. This legislation has accelerated the utilization of our net operating losses in the U.S., but it has not impacted our current tax obligations.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic, including among other items, several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. In 2023, we assessed our eligibility to claim a refund of employer taxes available under the Employee Retention Credit provisions of the CARES Act. For the years ended December 31, 2023, we calculated eligible credits of approximately $763,624 provided by the CARES Act, which have been recognized as offsets to salaries costs in operating expenses. As of December 31, 2023, the aggregate eligible credit amount has been accrued as a receivable on our consolidated balance sheets.

The following table reflects changes in gross unrecognized tax benefits:

	December 31,
	2023	2022
Balance at beginning of year	$2,086,044	$1,797,238
Increase in balance related to tax positions taken during the current year	459,145	288,806
Increase in balance related to tax positions taken during prior years	-	-
Decrease in balance related to prior year tax positions	-	-
Decrease in balance related to settlement with tax authorities	-	-
Balance at end of year	$2,545,189	$2,086,044

As of December 31, 2023, $2,545,189 of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's has not recorded any interest or penalties related to its unrecognized tax benefits for 2023 or 2022.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2020 for federal purposes and 2019 for state purposes, except in certain limited circumstances.

However, due to the fact that the Company had loss and credits carried forward in some jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2023 and December 31, 2022.

Nasdaq Compliance

On August 24, 2023, the Company received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). To demonstrate compliance with this requirement, the closing bid price of the Company’s common stock needs to be at least $1.00 per share for a minimum of 10 consecutive business days before February 20, 2024. On February 21, 2024, Nasdaq granted the Company an additional 180-day extension to continue its listing on the Nasdaq Capital Market. The Company was given until August 19, 2024 to regain compliance with Nasdaq’s $1 minimum bid price per share requirement.

13. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●	Rising interest rates and its impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going concern assessments;

●	Effects of the Russia-Ukraine conflict such as possible cyberattacks and potential disruptions in the banking systems and capital markets and the supply chain; and

●	Other factors beyond its control such as natural disasters, terrorism, civil unrest, infectious diseases and pandemics including COVID-19 and its variants.

The Company is unable to predict and quantify at this time the extent of the related potential adverse effects but continuously monitors these risks and uncertainties on its future operations and financial performance.

14. Subsequent Events

Subsequent to year-end through the date of this report, the Company has sold 1,978,807 additional shares under the ATM Sales Agreement, for net proceeds of $477,734 after payment of commission and fees of $9,750.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility on estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers. Our Board of Directors is currently comprised of five members. Our Board is divided into three classes of directors, each serving a staggered three-year term. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the class whose term is then expiring. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position	Class of Director
Lior Tal	50	Chief Executive Officer, Chairman of the Board of Directors and Director	I
Donald Alvarez	59	Chief Financial Officer and Director	I
Ben Landen	36	Vice President of Business Development	-
Karen Macleod	60	Director	II
Colleen Cunningham	61	Director	III
James McDonnell	69	Director	II

The principal occupations and business experience for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Lior Tal

Mr. Tal has served as the Company’s Chief Executive Officer and a Chairman of the Board since October 2016. From June 2016 to October 2016, Mr. Tal served as the Company’s Chief Operating Officer. Prior to joining the Company, Mr. Tal was the director of international growth and partnerships at Facebook where he worked from April 2011 to June 2016. Mr. Tal co-founded Snaptu (acquired by Facebook) in September 2007 and was the vice president of business development until May 2011. During his time at Snaptu, Mr. Tal helped grow the user base from launch to tens of millions of users. Prior to co-founding Snaptu, Mr. Tal was a partner at Barzam, Tal, Lerer Attorneys-at-Law & Patent attorneys from March 2004 to August 2007. Mr. Tal has also held leadership roles at Actimize (acquired by NICE), DiskSites (acquired by EMC), and Odigo (acquired by Comverse). Mr. Tal holds a law degree from Tel Aviv University and an LLB in law and a BA in Business Management from Reichman University.

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

Ben Landen

Mr. Landen has served as the Company’s Vice President of Business Development since May 2021, including responsibilities in Sales and Marketing. Prior to that, Mr. Landen served as the Company’s Senior Director of Product & Partnerships from September 2019 to May 2021. From May 2017 to September 2019, Mr. Landen was the head of product & business development at DeepScale (acquired by Tesla), a venture-backed startup that developed AI perception solutions for autonomous vehicles. From August 2015 to April 2017, Mr. Landen was a senior business manager of Maxim Integrated, where he managed a $100 million automotive semiconductor product line and supervised a team of product managers. Mr. Landen was a business manager from September 2013 to August 2015 and an associate business manager from August 2010 to September 2013. Mr. Landen holds an MBA from UC Berkeley’s Haas School of Business and a BS in Electrical Engineering from California Polytechnic University, San Luis Obispo.

Non-Executive Directors

Karen Macleod

Ms. Macleod was the founder and chief executive officer of The Arete Group, LLC from 2015 to 2021. She was president of Tatum, Randstand Holdings NV Company from 2011 to 2014.  Ms. Macleod was president of Resources Connection, Inc. North America from 2004 to 2009 and previously served in other capacities after joining the firm in 1996.  She was a senior manager at Deloitte from 1985 to 1994.  Ms. Macleod has served on the board of directors at Lakeland Hills YMCA since 2020, chair of the finance committee since 2022 and member of the executive committee in 2023.  She has also served on the board of directors and member of the audit committee of the FWA of New York from 2018 to 2021, the Track Group Inc. since 2016, Overland Solutions from 2006 to 2013, and Resource Connection, Inc. from 1998 to 2009.

Ms. Macleod prior board experience and particularly her role serving on audit committees qualify her to serve on the Company’s board of directors.

Colleen Cunningham

Ms. Cunningham has served as a member of the Company’s board of directors since September 2021. Ms. Cunningham was senior vice president and corporate controller of Zoetis, Inc. from 2012 to 2018.  Prior to that, she was the global managing director of Resources Connection, Inc. from 2007 to 2012. Ms. Cunningham was president and chief executive officer of Financial Executives International from 2003 to 2007.  She was chief financial officer at Havas Advertising, North America from 2001 to 2003.  Ms. Cunningham served at AT&T as chief accountant at AT&T, Inc. from 1999 to 2001, division manager of accounting policy and external reporting from 1995 to 1999, and assistant controller from 1988 to 1995 of AT&T Capital Corporation.  She was senior auditor at Touche Ross/Coopers & Lybrand from 1984 to 1988.  Ms. Cunningham has served as a board of director and treasurer of Northstar Pet Rescue since 2017.  She served as a member of the US Chamber of Commerce financial reporting committee from 2015 to 2018, a member of the FEI committee on corporate reporting from 2012 to 2018, and a member of international issues conference committee of AICPA.  She served as a member of the advisory board to the accounting department of Pennsylvania State University from 2005 to 2018. Ms. Cunningham served as a board of director and chair of the Ethics Resource Center finance committee from 2005 to 2009.  She served as a member of both the international accounting standards board standing advisory committee and the Financial Accounting Standards Board (FASB) advisory committee from 2003 to 2007. Ms. Cunningham holds an MBA in management from New York University’s Stern School of Business and a BA in economics from Rutgers University.

Ms. Cunningham’s prior management experience and expertise in corporate reporting, governance and accounting issues qualify her to serve on the Company’s board of directors.

James McDonnell

Mr. McDonnell has served as a member of the Company’s board of directors since September 2021. Mr. McDonnell is currently the Senior Vice President of Sales & Marketing for Vispero, since 2017. Mr. McDonnell was vice president of sales at Honeywell from 2013 to 2017. Mr. McDonnell served on the board of Asetek from 2014-2019. Mr. McDonnell was senior vice president of sales & marketing at Intermec from 2010 to 2013. Prior to this, Mr. McDonnell was a senior vice president and served in many executive sales and marketing roles at Hewlett-Packard from 1983 to 2009. Mr. McDonnell began his career at the General Electric Company from 1977 to 1983. Mr. McDonnell holds a BS degree in Electrical engineering from Villanova University.

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

Item 11. Executive Compensation

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lior Tal	2023	$500,000	$300,000		$228,456				$1,028,456
CEO	2022	500,000	$300,000	$-	1,152,831	$-	$-	$-	1,952,831

Donald Alvarez	2023	$300,000	$60,000		48,096				$408,096
CFO	2022	300,000	-	-	300,096	-	-	-	600,096

Ben Landen	2023	$250,000	$50,000		24,800				$324,800
VP of Business Development	2022	250,000	-	-	80,982	-	-		330,982

Executive Employment Agreements

Lior Tal

On January 1, 2022, we entered into an employment agreement (the “Employment Agreement”) with our Chief Executive Officer, Lior Tal, which agreement superseded and replaced the offer letter entered into by and between the Company and Mr. Tal on April 17, 2016.

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

In the event the Company terminates Mr. Tal’s employment without Cause (as defined in the Employment Agreement) or if Mr. Tal resigns for Good Reason (as defined in the Employment Agreement) other than during the Protection Period (as defined below), and provided Mr. Tal complies with certain other conditions outlined in the Employment Agreement, the Company will pay Mr. Tal severance, as outlined in the Employment Agreement, comprising of: (a) the continued payment of his base salary for the first twelve months following the termination date, payable in accordance with the Company’s standard payroll procedures; (b) a lump sum payment equal to the pro-rated amount of Mr. Tal’s target annual bonus for the year of termination; (c) reimbursement of Mr. Tal for medical, vision and dental coverage under Consolidated Omnibus Budget Reconciliation Act of 1985, as amended or comparable state law (“COBRA”) for the first twelve months after the termination date; and (d) acceleration of the vesting of each of the Mr. Tal’s then-outstanding time-based equity awards as to 25% of the then-unvested shares subject to each such award, effective as of the termination date.

In addition, pursuant to the Employment Agreement, if immediately prior to, on or within 12 months after a Change of Control (the “Protection Period”), the Company terminates Mr. Tal’s employment without Cause (as defined in the Employment Agreement), or if Mr. Tal resigns for Good Reason (as defined in the Employment Agreement) during the Protection Period, the Company will pay Mr. Tal severance, as outlined in the Employment Agreement, comprising of: (a) a lump sum payment equal to eighteen months of Mr. Tal’s base salary as in effect on the date of his termination; (b) a lump sum payment equal to 150% of Mr. Tal’s target annual bonus as in effect on the date of his termination, payable on the 60th day following the termination date; (c) reimbursement to Mr. Tal for medical, vision and dental coverage under COBRA for the first eighteen months after the termination date; and (d) acceleration of the vesting of each of the Mr. Tal’s then-outstanding time-based equity awards in full, effective as of the termination date.

Mr. Tal’s receipt of any severance payments or benefits will be subject to Mr. Tal’s continuing to comply with the terms of that certain Confidential Information Agreement and the provisions of the Employment Agreement.

Ben Landen

On September 19, 2019, we entered into an immediately effective offer letter with Mr. Ben Landen. Pursuant to Mr. Landen’s offer letter, he will serve as our Senior Director of Business and Corporate Development. Mr. Landen’s offer letter shall continue until terminated by either the Company or Mr. Landen. Pursuant to Mr. Landen’s offer letter, he will receive (i) an annual base salary of $220,000, and (ii) an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.23 per share, which is based on the Board of Directors-approved fair market valuation as of March 31, 2019, as determined by an independent financial consultant. The option shall vest and become exercisable over a four-year period with 25% vesting on the one-year anniversary of Mr. Landen’s employment start date and the balance vesting equally after each additional one-month period for continuous service completed over the following 36 months, subject to and in accordance with the terms of the Company’s 2013 Stock Incentive Plan. Mr. Landen’s options expire in November, 2029. The offer letter contains customary provisions relating to vacation, benefits, and non-compete. Subsequent to Mr. Landen’s offer letter on December 24, 2021, his annual base salary was increased to $250,000.

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

Severance and Change of Control Agreements

We have entered into a Severance and Change of Control Agreements (the “Severance Agreement”) with Ben Landen, our Vice-President of Business Development. The Severance Agreement provides for a lump sum payment to the officer if the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates its employment for Good Reason (as defined in the Severance Agreement) or in the case of a Change of Control (as defined in the Severance Agreement) of the Company. The term, Change of Control, includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

In the event that, other than during a Change of Control Period (as defined below), the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates his employment for Good Reason (as defined in the Severance Agreement), or in the event of a qualifying termination within sixty days before or six months following the consummation of a Change of Control (as such events are defined in the Severance Agreement) (the “Change of Control Period”), then the Company shall pay the officer a lump sum amount equal to (i) six months of the officer’s then current base salary, plus (ii) the annual bonus the officer is eligible to receive for the calendar year in which the officer’s termination occurs assuming Company performance is achieved at target (100% for both Company and personal performance) and pro-rated based on the officer’s termination date, which will be payable within the period of time set forth in the Severance Agreement following the termination of employment, and (iii) 6 months of COBRA premium payments based on the coverages in effect as of the date of the officer’s termination of employment. All of the officer’s severance benefits are subject to his execution of a release in a form reasonably acceptable to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2023, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lior Tal (Chief Executive Officer)	3,378,004	—	$0.13	4/5/27; 3/22/28	—	—
	1,987,000	—	$0.22	5/30/28	—	—
	883,333	716,667	$2.88	7/25/31	—	—
	613,437	1,651,563	$0.9775	11/7/32	—	—
	19,000	893,000	$0.2505	11/6/33

Donald Alvarez Chief Financial Officer)	250,000	150,000	$2.88	7/25/31	—	—
	128,645	346,355	$0.9775	11/7/32
	4,000	188,000	$0.2505	11/6/33

Ben Landen (Vice President of Business Development)	150,000	-	$0.23	11/4/29	—	—
	60,416	39,584	$2.88	7/25/31
	21,875	28,125	$1.45	3/21/32
	69,875	188,125	$0.9775	11/7/32	—	—
	2,062	96,937	$0.2505	11/6/33

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

The following table sets forth the summary compensation information (described above) for each of our non-employee directors for the fiscal year ended December 31, 2023:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karen Macleod	50,000	47,399	-	-	-	-	97,399
Colleen Cunningham	55,000	47,399	-	-	-	-	102,399
James McDonnell	60,000	47,399	-	-	-	-	107,399

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of February 29, 2024 by (i) any person or group beneficially owning more than 10% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of the date of February 29, 2024. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Cyngn Inc., 1015 O’Brien Drive, Menlo Park, CA 94025.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors and Officers:
Lior Tal(2)	7,262,191	8.16%
Donald Alvarez(3)	471,562	0.57%
Ben Landen(4)	350,478	0.42%
Karen Macleod(5)	90,541	0.11%
Colleen Cunningham(6)	79,297	0.10%
James McDonnell(7)	79,297	0.10%
All Executive Officers and Directors as a Group (6 persons)	8,333,366	9.46%

Beneficial owners of more than 10%:
Entities affiliated with Benchmark(8)	10,162,667	12.35%

(1)	We have based our calculation of the percentage of beneficial ownership on 82,287,127 shares of common stock outstanding on February 29, 2024. We have deemed shares of common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 29, 2024 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(2)	Includes 550,000 shares of common stock held directly and 6,712,191 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of February 29, 2024.

(3)

Represents shares of common stock underlying 471,562 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 29, 2024.

(4)

Includes 44,000 shares of common stock held directly and 306,478 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 29, 2024.

(5)

Represents shares of common stock underlying 90,541 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 29, 2024.

(6)

Represents shares of common stock underlying 79,297 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 29, 2024.

(7)

Represents shares of common stock underlying 79,297 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 29, 2024.

(8)	Based solely on a Schedule 13G filed with the SEC on February 13, 2024 by entities and individuals affiliated with Benchmark. Represents 10,162,667 shares, of which 263,483 are directly owned by Benchmark Capital Partners VI, L.P. (“BCP VI”), 16,478 are directly owned by Benchmark Founders’ Fund VI, L.P. (“BFF VI”), 10,815 are directly owned by Benchmark Founders’ Fund VI-B, L.P. (“BFF VI-B”), 28,403 are held in nominee form for the benefit of persons associated with Benchmark Capital Management Co. VI, L.L.C. (“BCMC VI”), 7,823,167 are directly owned by Benchmark Capital Partners VII, L.P. (“BCP VII”), 868,833 are directly owned by Benchmark Founders’ Fund VII, L.P. (“BFF VII”) and 1,151,488 are directly owned by Benchmark Founders’ Fund VII-B, L.P. (“BFF VII-B”). BCMC VI is the general partner of BCP VI, BFF VI and BFF VI-B, and BCMC VII is the general partner of BCP VII, BFF VII and BFF VII-B. Matthew R. Cohler (“Cohler”), a member of BCMC VI and BCMC VII, may be deemed to have shared power to dispose of the shares held directly by these entities. BCMC VI, the general partner of BCP VI, BFF VI and BFF VI-B, may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by BCP VI, BFF VI and BFF VI-B. BCMC VII, the general partner of BCP VII, BFF VII and BFF VII-B, may be deemed to have sole power to vote and sole power to dispose of shares of the Company directly owned by BCP VII, BFF VII and BFF VII-B. Alexandre Balkanski (“Balkanski”), Matthew R. Cohler (“Cohler”), Bruce W. Dunlevie (“Dunlevie”), Peter Fenton (“Fenton”), J. William Gurley (“Gurley”), Keven R. Harvey (“Harvey”), Robert C. Kagle (“Kagle”) and Mitchell H. Lasky (“Lasky”) are members of BCMC VI and may be deemed to have shared power to vote and shared power to dispose of shares of the Company directly owned by BCP VI, BFF VI and BFF VI-B. Cohler, Dunlevie, Fenton, Gurley, Harvey and Lasky are members of BCMC VII and may be deemed to have shared power to vote and shared power to dispose of shares of the Company directly owned by BCP VII, BFF VII and BFF VII-B. The principal business address for each of these entities and individuals is 2965 Woodside Road, Woodside, California 94062. Mr. Lasky previously served as a director of the Company through August 9, 2022.

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

Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan is 8,500,000 plus up to 8,500,000 shares common stock that are reserved and not yet issued or subject to awards granted under the 2013 Plan or that have subsequently forfeited, expire or lapse unexercised or unsettled. There will also be an annual increase to be added as of the first day of the Company’s fiscal year equal to the least of (i) 5% of the outstanding Common Stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (ii) 2,500,000 shares, and (iii) a lesser amount determined by the Board; provided, however, that any shares from any such increases in previous years that are not actually issued shall continue to be available for issuance under the Plan.

Notwithstanding any other provisions in the 2021 Plan, we may cancel any award, require reimbursement of any award by a participant, and effect any other right of recoupment of equity or other compensation provided under the 2021 Plan in accordance with any Company policies that may be adopted and/or modified from time to time (the “Clawback Policy”). In addition, a participant may be required to repay to us previously paid compensation, whether provided pursuant to the 2021 Plan or an award agreement, in accordance with the Clawback Policy.

As of December 31, 2023 and 2022, the number of shares of common stock were reserved and available for issuance under the 2021 Plan is 661,280 and 3,583,173, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	17,503,253	$1.04	42,527
Equity compensation plans not approved by security holders	—	$—	$—
December 31, 2023 Total	17,503,253		$42,527

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below and compensation arrangements, including employment, and indemnification arrangements, discussed, there have been no transactions since the beginning of our last fiscal year, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed by Marcum LLP for the fiscal years ended December 31, 2023 and 2022, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2023	2022
Audit fees(1)	$230,000	$230,000
Audit-related fees(2)	128,800	38,011
Total fees	$358,800	$268,011

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.

(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statements on Form S-3 and Form S-1 and engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6	Fifth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
3.7	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275530) filed with the SEC on November 28, 2023.
3.8	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
4.1	Description of Registrant’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended December 31, 2021)
10.1	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.3	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	Amendment to 2021 Equity Incentive Plan incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 31, 2024.
10.6	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.7	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.8	Employment Agreement by and between Cyngn Inc. and Lior Tal dated as of January 1, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2022.
10.9	Engagement Letter dated April 27, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.10	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.

10.11	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.12	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.13	Form of Pre-Funded Warrants incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.14	ATM Sales Agreement by and between the Company and Virtu Americas LLC, dated May 31, 2023 incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on May 31, 2023
10.15	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 8, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.16	Form of Pre-funded Warrant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.17*	Form of Severance and Change of Control Agreement
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97*	Cyngn Inc. Clawback Policy, effective November 7, 2023
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNGN INC.

By:	/s/ Lior Tal
Lior Tal
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 7, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lior Tal	Chief Executive Officer and Director	March 7, 2024
Lior Tal	(Principal Executive Officer)

/s/ Donald Alvarez	Chief Financial Officer and Director	March 7, 2024
Donald Alvarez	(Principal Financial Officer)

/s/ Karen Macleod	Director	March 7, 2024
Karen Macleod

/s/ Colleen Cunningham	Director	March 7, 2024
Colleen Cunningham

/s/ James McDonnell	Director	March 7, 2024
James McDonnell