Form 10-Q
period 2024-03-31
Cyngn Inc.
filed 2024-05-09
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, the issuer had 141,542,715 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2024	2023

Assets
Current assets
Cash	$2,192,398	$3,591,623
Short-term investments	2,578,882	4,561,928
Prepaid expenses and other current assets	1,502,115	1,316,426
Total current assets	6,273,395	9,469,977

Property and equipment, net	1,652,382	1,486,672
Right of use asset, net	821,144	992,292
Intangible assets, net	1,045,412	1,084,415
Total Assets	$9,792,333	$13,033,356

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$248,677	$196,963
Accrued expenses and other current liabilities	720,239	1,201,142
Current operating lease liability	724,654	682,718
Total current liabilities	$1,693,570	2,080,823

Non-current operating lease liability	127,572	317,344
Total liabilities	$1,821,142	2,398,167

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, Par $0.00001, 10 million shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, Par $0.00001; 200,000,000 shares authorized, 88,454,654 and 64,773,756 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	884	648
Additional paid-in capital	173,958,005	170,652,160
Accumulated deficit	(165,987,698)	(160,017,619)
Total stockholders’ equity	7,971,191	10,635,189
Total Liabilities and Stockholders’ Equity	$9,792,333	$13,033,356

See accompanying notes to condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$5,513	$872,800
Costs and expenses
Cost of revenue	113,776	616,694
Research and development	3,154,695	3,030,056
General and administrative	2,703,401	3,070,920
Total costs and expenses	5,971,872	6,717,670

Loss from operations	(5,966,359)	(5,844,870)

Other income, net
Interest income	1,327	46,902
Other income (expense), net	(5,047)	169,210
Total other income (expense), net	(3,720)	216,112

Net loss	$(5,970,079)	$(5,628,758)

Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.15)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	77,081,105	37,685,413

See accompanying notes to condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	-	-	33,684,864	$337	$159,847,229	$(135,730,039)	$24,117,527
Exercise of stock options and vesting of restricted stock units	-	-	34,728	-	6,844	-	6,844
Stock-based compensation	-		-		924,898	-	924,898

Net loss	-		-		-	(5,628,758)	(5,628,758)
Balance as of March 31, 2023	-	$-	33,719,592	$337	$160,778,972	$(141,358,797)	$19,420,512

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	-	-	64,773,756	$648	$170,652,160	$(160,017,619)	$10,635,189
Exercise of stock options and vesting of restricted stock units	-	-	12,228	-	-	-	-
Stock-based compensation	-	-	-		654,024	-	654,024
Issuance of common stock at-the-market equity financing, net of offering costs of $54,137	-	-	13,302,681	133	2,651,977	-	2,652,110
Issuance of common stock for pre-funded warrants in connection with the private placement offering, net of offering costs of $156	-	-	10,365,989	103	(156)	-	(53)

Net loss	-		-		-	(5,970,079)	(5,970,079)
Balance as of March 31, 2024	-	$-	88,454,654	$884	$173,958,005	$(165,987,698)	$7,971,191

See accompanying notes to condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(5,970,079)	$(5,628,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,590	228,031
Stock-based compensation	654,024	924,898
Realized gain on short-term investments	(39,938)	(169,209)
Gain on asset	52,723	-
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(185,689)	(258,859)
Accounts payable	51,714	287,656
Accrued expenses, lease liabilities, and other current liabilities	(628,739)	(761,207)
Net cash used in operating activities	(5,840,394)	(5,377,448)

Cash flows from investing activities
Purchase of property and equipment	(214,238)	(447,739)
Acquisition of intangible asset	(19,634)	(44,745)
Purchase of short-term investments	(1,787,016)	(10,497,206)
Proceeds from maturity of short-term investments	3,810,000	13,742,000
Net cash provided by investing activities	1,789,112	2,752,310

Cash flows from financing activities
Proceeds from at-the-market equity financing, net of issuance costs	$2,652,110	$-
Issuance costs from public issuance of common stock and pre-funded warrants	(53)	-
Proceeds from exercise of stock options	-	6,844
Net cash provided by financing activities	2,652,057	6,844

Net decrease in cash	(1,399,225)	(2,618,294)
Cash, beginning of period	3,591,623	10,586,273
Cash, end of period	$2,192,398	$7,967,979

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$27,552	$139,568

See accompanying notes to condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

Cyngn develops and deploys scalable, differentiated autonomous vehicle technology for industrial organizations.  Our full-stack autonomous driving software (“DriveMod”) can be integrated onto vehicles manufactured by Original Equipment Manufacturers (“OEM”) either via retrofit of existing vehicles or by integration directly into vehicle assembly. The Enterprise Autonomy Suite (“EAS”) is designed to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary Autonomous Vehicle (“AV”) software to produce differentiated autonomous vehicles.

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

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $6.0 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. Accumulated deficit amounted to approximately $166.0 million and $160.0 million as of March 31, 2024 and December 31, 2023, respectively. Net cash used in operating activities was $5.8 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of March 31, 2024, the Company’s unrestricted cash balance was $2.2 million, and its short-term investments balance was $2.6 million. As of December 31, 2023, the Company’s unrestricted cash balance was $3.6 million, and its short-term investments balance was $4.6 million.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the date these financial statements were issued. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024.

The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2023, and 2022, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that have had a material impact on the consolidated financial statements and the related notes.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year ending December 31, 2024. These unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair statement of all interim periods reported herein.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cyngn Inc. and its wholly owned subsidiaries, including the dissolved subsidiary Cyngn Philippines, Inc. The Company investigated economic viability in the Philippines and determined it cost more to operate the subsidiary than any profit it could generate. Consequently, the subsidiary was shut-down, which had minimal impact on our condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Translation

The functional and reporting currency for Cyngn is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into the U.S. dollar at period end rates, income and expenses are translated at the weighted average exchange rates for the period and equity is translated at the historical exchange rates. Foreign currency translation adjustments and transactional gains and losses are immaterial to the condensed consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to internal-use software and developed software to be sold, leased or marketed, warrants and share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of March 31, 2024 and December 31, 2023.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of March 31, 2024 and December 31, 2023, the Company had $2.2 million and $3.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for doubtful accounts was zero as of March 31, 2024 and December 31, 2023. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of March 31, 2024 and December 31, 2023.

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

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the condensed consolidated balance sheets, assets and liabilities are considered to be fair valued on a nonrecurring basis. This typically occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or on certain nonfinancial assets and liabilities. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, intangible assets, and share-based compensation measured at fair value upon initial recognition.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), “Leases”. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a right-of-use asset and lease liability in the condensed consolidated balance sheets under ASC 842 on the office space lease that was amended and renewed until May 2025. Lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

Costs to Develop Software

The Company incurs costs related to internally developed software. Based on the nature of the software, the Company capitalizes software costs under the following guidance.

Internal-Use Software costs

The Company determined when to capitalize its internal-use software after planning and design efforts are successfully completed. Management has implicitly authorized funding and the software is expected to be completed and used as intended. The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the internally built software platform for internal use are capitalized, while costs associated with planning new developments and maintaining the internally built software platforms are expensed as incurred. Capitalized costs include certain payroll and stock compensation costs, as well as subscription server and consulting costs.

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three months ended March 31, 2024 and 2023.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three months ended March 31, 2024 and 2023.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, “Business Combination”, the agreement was treated as an asset acquisition rather than a business combination. For the year ended December 31, 2023 the Company determined the existence of an impairment associated with the Company’s intangible asset “Rights to intellectual property” and accordingly recorded an impairment charge of $30,000. As of March 31, 2024, right to intellectual property is zero.

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. For the period ended March 31, 2023, there were no impairment charges. For the three months ended March 31, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $52,713. (See Note 6. Intangible Assets).

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2024 and December 31, 2023 (see Note 11. Income Taxes).

There are no uncertain tax positions that would require recognition in the condensed consolidated financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 140,000 shares of the Company’s common stock. In addition, the Company issued 7,096,776 common stock warrants as a part of the private placement offering in April 2022. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended March 31, 2024 and 2023 were $91,099 and $23,814, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of March 31, 2024 and December 31, 2023.

Segment Reporting

The Company’s chief operating decision maker, its Chief Executive Officer, manages operations and business as one operating segment for the purposes of allocating resources, makes operating decisions and evaluates financial performance.

Revenue Recognition

Under ASC 606, “Revenue from Contracts with Customers”, the Company determines revenue recognition through the following steps:

●	Identifying the contract, or contracts, with the customer;

●	Identifying the performance obligations in the contract;

●	Determining the transaction price;

●	Allocating the transaction price to performance obligations in the contract; and

●	Recognizing revenue when, or as, the Company satisfies performance obligations by transferring the promised goods or services.

Nature of Products and Services and Revenue Recognition from (a) subscription of our Enterprise Autonomy Service (“EAS”), (b) nonrecurring engineering services under fixed fee arrangements (“NRE services”), and (c) product sales of hardware to customers and distributors, are recognized as follows:

Subscription

Subscription revenue primarily consists of the sale of SaaS offerings. Through the SaaS offerings and related support services, customers are granted access to a hosted software application over the contract period, generally ranging from one year to five years, without a contractual right to possession of the software.

SaaS and related support services: Revenues from the sale of hosted software applications and related support services are generally recognized ratably over the contractual period that the services are delivered, beginning on the date the service is made available to customers. Revenue is recognized ratably because the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Contracts are generally fixed price the Company’s standard payment terms vary by customer and the products or services offered.

Revenue is measured based on considerations specified in a contract with a customer. Customer contracts for software subscriptions are generally represented by a sales contract or purchase order with contract durations typically ranging from three to five years.

For the three months ended March 31, 2024 and 2023, subscription revenue was $2,727 and $1,537, respectively.

Non-Recurring Engineering (“NRE”)

The Company enters into Non-Recurring Engineering (“NRE”) contracts that are principally comprised of engineering services related to customer-specific configuration of the DriveMod. Generally, with respect to these NRE contracts, i) the determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract; ii) payment under these arrangements are comprised of upfront payments due upon execution of the agreements as well as payments due upon the achievement of milestones specified in each arrangement; and iii) contain mutual termination clauses without penalty. The Company recognizes revenue from NRE contracts that are fully funded by customers and the sale of its products when promised goods or engineering services are transferred to customers. Each of the Company’s NRE arrangements are comprised of multi-phase deliverables recognized at a point in time upon completion and acceptance from the customer of each phase of the arrangement. The Company recognizes revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

For the three months ended March 31, 2024 and 2023, NRE revenue was $0 and $870,000, respectively.

Hardware

Hardware Revenue generally consists of sale or lease of industrial vehicles modified with a proprietary autonomous kit, known as a DriveMod Kit. Revenue is recognized at a point in time when title and risks and rewards of ownership have transferred to the customer. Customer contracts for product sales of hardware are generally represented by a sales contract or purchase order.

For the three months ended March 31, 2024 and 2023, hardware revenue was $2,786 and $963, respectively.

Other:

Other revenues generally consist of fees associated with the sale of distinct professional services, either in support of deploying hardware and subscription support. Professional service offerings are typically sold as part of an arrangement for products or services included within subscription revenue. Professional services associated with subscription revenue generally relate to standard implementation, configuration, installation or training services applied to SaaS deployment models. Professional service revenue is recognized over time as the services are performed, as the customer simultaneously receives and consumes the benefit of these services. Professional service contracts are offered at either a fixed or a variable price and may be invoiced in advance or arrears of the services being provided.

The Company’s standard payment terms vary by customer and the products or services offered. Contract terms for other revenue arrangements are generally short-term, with stated contract terms that are less than one year.

The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The Company reports the collection of these taxes on a net basis (excluded from revenues). Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of revenue.

For the three months ended March 31, 2024 and 2023, other revenue was $0 and $300, respectively.

Arrangements with Multiple Performance Obligations

When a contract involves multiple performance obligations, the Company accounts for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated stand-alone selling price. The transactions to which the Company had to estimate stand-alone selling prices and allocate the arrangement consideration to multiple performance obligations were immaterial.

The Company’s contracts may include standard warranty or service level provisions that state promised goods and services will perform and operate in all material respects as defined in the respective agreements. The Company has determined that these represent assurance-type warranties, and the Company has not incurred any material costs as a result of such commitments.

Cost to Obtain and Fulfill a Contract. The Company incurs certain costs to obtain contracts, principally third-party fulfillment fees, which the Company capitalizes when the liability has been incurred if they are (i) incremental costs of obtaining a contract, (ii) expected to be recovered and (iii) have an expected amortization period that is greater than one year (as the Company has elected the practical expedient to expense any costs to obtain a contract when the liability is incurred if the amortization period of such costs would be one year or less).

Material Rights:

The Company’s contracts with customers may include renewal or other options at stated prices. Determining whether these options provide the customer with a material right and therefore need to be accounted for as separate performance obligations requires judgment. The price of each option must be assessed to determine whether it is reflective of the stand-alone selling price or is reflective of a discount that the customer only received as a result of its prior purchase (a material right).

Other Policies, Judgments and Practical Expedients

Contract balances. Contract assets and liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings. Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Receivable represents right to consideration that is unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due.

Remaining performance obligations. Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. The Company has elected the optional exemption, which allows for the exclusion of the amounts for remaining performance obligations that are part of contracts with an original expected duration of one year or less.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive or provide financing from or to the customers.

Contract modifications. The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the stand-alone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the stand-alone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts on a prospective basis where the remaining goods and services are distinct from the original items and on a cumulative catch-up basis when the remaining goods and services are not distinct from the original items.

Principal vs. Agent Considerations

Judgment is required in determining whether we are the principal or agent in transactions with dealers, OEMs and end-users. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e., “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e., “net”). This determination also impacts the presentation of incentives provided to dealers and OEMs and discounts and promotions offered to end-users to the extent they are not customers.

In dealer transactions where our role is to provide the hardware to the dealer, we do not control and are not primarily responsible for the good or service provided by the dealer to end-users. In these transactions, hardware revenue is recorded on a net basis.

In dealer and OEM transactions where our role is to provide the software subscription to the end-user, we are primarily responsible for the services and present the respective subscription revenue on a gross basis. Payments to dealers in exchange for their services are recorded as cost of revenue.

Judgments and estimates. Accounting for contracts recognized over time involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to-cost input method and residual method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended March 31, 2024 and 2023, respectively.

	2024	2023
Customer A	*	76.8%
Customer B	100%	*

*	Below 10%

There were no accounts receivable from these customers at March 31, 2024 and December 31, 2023.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company’s contract assets or liabilities as of March 31, 2024 and December 31, 2023 are not material.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had no deferred contract costs as of March 31, 2024 and December 31, 2023, respectively.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of March 31, 2024 and December 31, 2023, the amortized cost of the Company’s U.S. government treasury bills totaled $2.6 million and $4.6 million, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of March 31, 2024. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2024	December 31, 2023
Inventory, net	$70,280	$-
Prepaid expenses	437,906	385,474
Security deposits	175,191	155,729
Tax receivables	763,624	765,697
Receivables and current assets	55,114	9,526
Total prepaid and expenses and other current assets	$1,502,115	$1,316,426

Property and Equipment, Net

Property and equipment is comprised of the following:

	March 31,	December 31,
	2024	2023
Automobiles	$656,997	$616,947
Furniture and fixtures	178,491	178,491
Computer and equipment	529,541	517,181
Capitalized software	444,115	342,136
Leasehold improvements	208,848	458,406
Construction work in progress	518,255	208,848
Property and equipment, gross	2,536,247	2,322,009
Less: accumulated depreciation	(883,865)	(835,337)
Total property and equipment, net	$1,652,382	$1,486,672

Depreciation expense for the three months ended March 31, 2024 and 2023 was $48,528 and $81,464, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $41,250 as of March 31, 2024 and December 31, 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
Credit card payable	$4,699	$1,103
Accrued expenses	355,910	214,286
Accrued payroll	359,630	985,753
Total accrued expenses and other current liabilities	$720,239	$1,201,142

5. Operating Leases

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

The Company’s future lease payments under the non-cancellable lease as of March 31, 2024, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder of 2024	$553,636
2025	320,526
Total lease payments	874,162
Less: imputed interest	(21,936)
Present value of lease liability	$852,226

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	1.17	1.42
Weighted -average discount rate	3.60%	3.05%

Lease expense under the Company’s operating lease was $180,660 and $142,586 for the three months ended March 31, 2024 and 2023, respectively. The amortization of the operating lease right-of-use assets totaled $171,148 and $138,020 for the three months ended March 31, 2024 and 2023, respectively. The weighted-average discount rate is based on the implicit interest rate of the present value of the remaining lease payments and the remaining lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed software	$542,692	$-	$-	$542,692
Patents	559,474	(25,281)	(52,723)	481,470
Trademark	45,000	(23,750)	-	21,250
Total intangible assets	$1,147,166	$(49,031)	$(52,723)	$1,045,412

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$542,692	$-	$-	$-	$542,692
Patents	539,840	(20,117)	-	-	519,723
Trademark	45,000	(23,000)	-	-	22,000
Rights to intellectual property	100,000	(20,000)	(50,000)	(30,000)	-
Total intangible assets	$1,227,532	$(63,117)	$(50,000)	$(30,000)	$1,084,415

Amortization expense for each of the three months ended March 31, 2024 and 2023 was $5,914 and $8,547, respectively.

ASC 360, “Property, Plant, and Equipment”, defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present. The Company determined the Triggering Events in conjunction with preparation of its financial statements for the year ended December 31, 2023 provided such indication.

Next, the Company must review the long-lived assets to define asset group(s) that would reflect the lowest level of assets to which discrete cash flows are identifiable, and test these asset groups for impairment.

In performing this review, the Company identified that the long-lived asset “Patents”, which have international and U.S. based patents, as the asset group. The Company evaluated its patents and identified expired international patent applications (“expired assets”) for the three months ended March 31, 2024. The Company determined there were no further plans to put resources toward these international patent applications. The group of expired patents carrying value was set to its salvage value which is zero given no future cash flows.

For the three months ended March 31, 2024, the Company recorded a $52,723 impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero.

The Company identified that the long-lived asset “Rights to intellectual property”, all of which relate to the Infinitracker, should be classified as abandoned (the “Abandoned Asset”) with the Company determining that it no longer has plans to provide support and sale of the product. The Abandoned Asset’s carrying value was set to its salvage value which is zero given no future cash flows. In addition, the Company abandoned the use of the associated inventory and recorded a loss of $66,690 to impair the inventory to $0 as of December 31, 2023.

The impairment charges as of December 31, 2023, the Company recorded a fair market value adjustment of $50,000 and a $30,000 impairment charge under amortization expense on its condensed consolidated statement of operations to adjust the Abandoned Asset to its salvage value of zero.

It was determined for all remaining long-lived assets (excluding the Abandoned Asset) that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of March 31, 2024 and December 31, 2023.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Amortization
Remainder 2024	$17,740
2025	23,654
2026	23,654
2027	23,654
2028	23,654
Thereafter	933,056
Total	$1,045,412

7. Capital Structure

Common Stock

As of March 31, 2024 and December 31, 2023, the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2024 and December 31, 2023, the Company had 88,454,654 and 64,773,756 shares of common stock issued and outstanding, respectively. Holders of common stock have no pre-emptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. For the three months ended as of March 31, 2024, a total of 17,034,205 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $4,460,639 after payment of commission fees of $91,033 and other related expenses of $60,465.

Private Placement Offering

On April 28, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited and institutional investors for a private placement offering (“Private Placement”) of the Company’s common stock (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) and warrants exercisable for Common Stock (the “Common Stock Warrants”). Pursuant to the Purchase Agreement, the Company sold (i) 3,790,322 shares of its Common Stock together with Common Stock Warrants to purchase up to 3,790,322 shares of Common Stock, and (ii) 2,661,291 Pre-Funded Warrants with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Common Stock Warrants to purchase up to 2,661,291 shares of Common Stock. The Common Stock Warrants totaled 6,451,613. As a result of the stock dividend in October 2023, the total warrants outstanding was adjusted to 7,096,776. The Company allocated the proceeds between the Common Stock, Pre-Funded Warrants, and Common Stock Warrants on a relative fair value basis and recorded the amount allocated to the Common Stock Warrants within additional paid-in capital on the accompanying consolidated balance sheet as the Common Stock Warrants met all the criteria for equity classification. As the Common Stock Warrants were equity classified, they do not require subsequent remeasurement after the issuance (see below).

The Pre-Funded Warrants were exercised in full in May 2022 at a nominal exercise price of $0.001. Each share of Common Stock and accompanying Common Stock Warrant were sold together at a combined offering price of $3.10, and each Pre-Funded Warrant and accompanying Common Stock Warrant were sold together at a combined offering price of $3.09.

The Common Stock Warrants have an exercise price of $2.98 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The Common Stock Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends, rights offerings and pro rata distributions. As a result of the stock dividend in October 2023, the exercise price was adjusted to $2.71. There were no Common Stock Warrants exercised as of March 31, 2024 and December 31, 2023 (see below).

The Private Placement closed on April 29, 2022. The Company received gross proceeds of approximately $20 million before deducting transaction related expenses payable by the Company. All qualified legal, accounting, registration and other direct costs related to the Private Placement were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

Common Stock Warrants

The following warrants were outstanding as of March 31, 2024 and December 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

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

8. Net Loss Per Share Attributable to Common Stockholders

The Company declared a 10% stock dividend that was distributed on October 30, 2023 to shareholders of record on October 23, 2023. In accordance with ASC 260, “Earnings Per Share”, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of these stock dividends. The following table summarizes the computation of basic and diluted loss per share:

The following table summarizes the computation of basic and diluted loss per share:

	Three months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(5,970,079)	$(5,628,758)

Basic and diluted weighted average common shares outstanding	77,081,105	37,685,413

Loss per share:
Basic and diluted	$(0.08)	$(0.15)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

9. Stock-based Compensation Expense

Stock-Based Compensation

The Company uses stock-based compensation, including restricted stock units, to provide long-term performance incentives for its employees and board directors. The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Forfeitures are recognized as they occur. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock and is reported in our condensed consolidated statements of stockholders’ equity.

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

The assumptions and estimates for valuing stock options are as follows:

●	Fair value per share of Company’s common stock. Because there was no public market for Cyngn’s common stock prior to the IPO, its Board of Directors, with the assistance of a third-party valuation specialist, determined the common stock fair value at the time of the grant of stock options by considering a number of objective and subjective factors, including its actual operating and financial performance, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, and the likelihood of achieving a liquidity event among other factors. Since the Company’s common stock began publicly trading on the Nasdaq, the value of its common stock underlying stock options or RSUs has been valued based on prevailing market prices.

●	Expected volatility. Because the Company’s common stock had no publicly traded history prior to the IPO, it estimated the expected volatility using a combination of its stock price volatility and the stock price volatility of peer companies, for a period equal to the expected term of the options.

●	Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company estimates the expected term of options granted based upon the “simplified method” provided under Staff Accounting Bulletin, Topic 14, or SAB Topic 14.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect during the period the options were granted corresponding to the expected term of the awards.

●	Estimated dividend yield. The estimated dividend yield is zero, as the Company does not currently intend to declare dividends in the foreseeable future.

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

As of March 31, 2024 and December 31, 2023, approximately 8.6 million and approximately 0.7 million shares of common stock were reserved and available for issuance under the 2021 Plan, respectively.

Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of March 31, 2024, and activity during the three month period then ended:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	17,503,253	$1.04	7.37	$42,527
Granted	245,500	0.20
Exercised	-	-		-
Cancelled/forfeited	(631,354)	$1.32
Outstanding as of March 31, 2024	17,117,399	$1.02	7.11	$104,727
Vested and expected to vest at March 31, 2024	17,117,399	$1.02	7.11	$104,727
Vested and exercisable at March 31, 2024	9,205,674	$0.96	5.68	$104,727

The following table summarizes information about the Company’s RSUs as of March 31, 2024, and activity during the three months then ended:

	Shares	Weighted- average grant date fair value
Unvested Shares at December 31, 2023	177,294	$2.80
RSUs granted	-	-
RSUs vested	(12,228)	5.52
RSUs forfeited	-	-
Unvested Shares at March 31, 2024	165,066	$2.60

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

The weighted average per share grant-date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.11 and $0.57, respectively.

The following weighted average assumptions were used in estimating the grant date fair values for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Fair value of common stock	$0.20	$1.06
Expected term (in years)	6.01	6.03
Risk-free rate	4.10%	3.73%
Expected volatility	53.06%	52.50%
Dividend yield	0%	0%

For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense from stock options and RSUs of approximately $654,000 and $925,000, respectively.

As of March 31, 2024, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $ 5.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended March 31, 2024 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three months ended March 31, 2024 and 2023.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2024, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2024 and December 31, 2023.

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

13. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●	Rising interest rates and its impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going-concern assessments;

●	Effects of the Russia-Ukraine and Israeli-Palestine conflicts such as possible cyberattacks and potential disruptions in the banking systems and capital markets and the supply chain; and

●	Other factors beyond its control such as natural disasters, terrorism, civil unrest, infectious diseases and pandemics including COVID-19 and its variants.

The Company is unable to predict and quantify at this time the extent of the related potential adverse effects but continuously monitors these risks and uncertainties on its future operations and financial performance.

14. Subsequent Events

ATM

As of May 8, 2024, the Company has sold 931,910 additional shares under the ATM Sales Agreement, for net proceeds of $141,320 after payment of commission and fees of $2,884.

Common Stock Offering

As of April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 50,000,000 shares of common stock in a public offering, which included: (i) 19,800,000 shares of common stock, and (ii) pre-funded warrants to purchase 30,200,000 shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $0.10, and each Pre-Funded Warrant was sold at an offering price of $0.09999. The offering closed on April 25, 2024.

On May 3, the Company closed on the sale of an additional 2,040,000 shares of common stock, upon exercise by the underwriter of the over-allotment option.

The Company received gross proceeds of approximately $5.2 million before deducting transaction related expenses payable by the Company. All commissions, qualified legal, accounting, registration and other direct costs of $0.6 million related to the public offering were offset against the gross proceeds. The Company is using the net proceeds to fund its cash needs.

Israeli Entity

As of May 8, 2024, the Company is in the process of creating a wholly-owned entity in Israel for continued research and development efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2024. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

2.	Cyngn Insight, our customer-facing tool suite for monitoring and managing AV fleets (including remotely operated vehicles) and generating/aggregating/analyzing data (including the IoT gateway device); and

3.	Cyngn Evolve, our internal tool suite and infrastructure that facilitates artificial intelligence (“AI”) and machine learning (“ML”) training to continuously enhance our algorithms and models and provides a simulation framework (both record/rerun and synthetic scenario creation) to ensure that data collected in the field can be applied to validating new releases.

Legacy automation providers manufacture specialized industrial vehicles with integrated robotics software for rigidly defined tasks, limiting automation to narrow uses. Unlike these specialized vehicles, EAS can be compatible with the existing vehicle assets in addition to new vehicles that have been purposely built for autonomy by vehicle manufacturers. EAS is operationally expansive, vehicle agnostic, and compatible with indoor and outdoor environments. By offering flexible autonomous services, we aim to remove barriers to industry adoption.

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

Although both the components and the combined solutions of EAS are still under development, EAS has already been used for a paid customer deployment as well as for paid trial and pilot deployments. We have not yet derived any significant recurring revenues from EAS but began marketing EAS to customers in 2022 with our first commercial deployment commencing in the first quarter of 2023. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to exceed that of 2023. We also had limited paid deployments in 2023 which offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in the second half of 2024.

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

Our strategy upon establishing a customer relationship with an OEM is to seek to embed our technology into their vehicle roadmap and expand our services to their clients. Once we solidify an initial AV deployment with a customer, we intend to expand within the site to additional vehicle platforms and/or expand the use of similar vehicles to other sites operated by the customer. This “land and expand” strategy can repeat iteratively across new vehicles and sites and is at the heart of why we believe industrial AVs that operate in constrained environments are poised to create value.

Critical Accounting Policies and Estimates and Judgements

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and SEC regulations. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

The Company considers capitalized software, warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates will have the greatest potential impact on our condensed consolidated financial statements.

Costs to Develop Software

The Company incurs costs related to software internally developed. Based on the nature of the software the Company capitalizes software costs under the following guidance.

Internal-Use Software

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which the Company expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to five years. There is judgment involved in the determination of the useful life. Internal-use software is classified as property and equipment in accordance with ASC 350, “Intangibles – Goodwill and Other”.

Costs to develop software to be sold, leased or otherwise marketed

The Company accounts for research costs of computer software to be sold, leased or otherwise marketed as expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly after a working prototype is complete and meets or exceeds design specifications including functions, features, and technical performance requirements. After technological feasibility is established, judgement is required to determine the amount of payroll and stock-based compensation costs to be capitalized on the remaining development efforts. These costs will continue to be capitalized until such time as when the product or enhancement is available for general release to customers. Computer software to be sold, leased or otherwise marketed is classified as an intangible asset in accordance with ASC 985, “Software”.

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”) warrants to purchase up to 140,000 shares of its common stock, exercisable at a price per share of $9.373 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 7,096,776 shares of its common stock, exercisable at a price per share of $2.71 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

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

Results of Operations

Revenue

We currently derive revenue from four sources. We enter into fixed-price NRE contracts related to trial projects that consist of several independent phases and include design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations. The determination of the contract price is based on labor and hardware costs estimated to achieve the required milestones specified in the contract. The purpose of these fully funded projects is to exhibit the feasibility of the Company’s technology offering to the customer on additional vehicle types and provide a level of confidence to encourage the customer to enter into a multi-year, commercial arrangement with the Company in the future. Revenue on these multi-phase contracts is generally recognized at the point in time when the performance obligations of each independent phase have been completed and customer acceptance has been acknowledged. Contracts often allow mutual termination without penalty. To the extent our actual costs vary from the fixed fee, we will generate more or less profit or could incur a loss.

In addition, we derive revenue from EAS subscriptions with relative add-on offerings such as hardware revenue and other revenue (i.e., deployment/set up costs). Revenue from these subscriptions and add-ons are recognized monthly over the service contract life, beginning at the time that a customer acknowledges acceptance of the service.

During the three months ended March 31, 2024, the Company recognized $5,513 of revenue, substantially all related to EAS subscriptions and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three months ended March 31, 2024, the Company reported cost of revenue of $113,776 consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the three months ended March 31, 2024 increased by approximately $0.1 million or 3% to $3.1 million from approximately $3.0 million for the three months ended March 31, 2023. The increase is primarily attributable to the increase in personnel engaged in the research and development of our AV technology in 2024 compared to headcount levels in 2023, including provisions for non-cash stock-based compensation expense. The Company plans to expand its level of engineering and other R&D personnel to support its research and development efforts and expects research and development costs to increase over time.

General and Administrative

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses decreased by approximately $0.4 million or 12.9% to approximately $2.7 million for the three months ended March 31, 2024 from approximately $3.1 million for the three months ended March 31, 2023. The decrease was attributed to a decrease in personnel related costs, including provisions for non-cash stock-based compensation expense, as well as decreases in insurance, legal and professional fees and other general and administrative expenses.

Interest income

Interest income decreased by $45,575 to $1,327 for the three months ended March 31, 2024 from $46,902 for the three months ended March 31, 2023. Interest income consists primarily of interest earned of $24,638 from the Company’s interest-bearing bank accounts offset by interest expense of 23,311 related to the office lease.

Other Income (expense), net

Other income decreased by $174,257 to $(5,047) for the three months ended March 31, 2024 from $169,210 for the three months ended March 31, 2023. Other income consists primarily of realized gains earned on the Company’s short-term investments of $47,676 and the impairment charge of $52,723 related to expired international patents.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of March 31, 2024, the Company had unrestricted cash of approximately $2.2 million and short-term investments of approximately $2.6 million. As of December 31, 2023, the Company had unrestricted cash of approximately $3.6 million and short-term investments of approximately $4.6 million.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of March 31, 2024, a total of 17,034,205 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $4,460,639 after payment of commission fees of $91,033 and other related expenses of $60,465. As of March 31, 2024, the Company had $4,222,297 million of common stock remaining available for sale under the ATM Sales Agreement.

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

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern for the next year. Based on these factors, the Company has substantial doubt it will continue as a going concern for the 12 months following the date that these interim financial statements were issued. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Cash Flows

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $5.8 million, an increase of approximately $0.4 million or 8% compared to approximately $5.4 million for the three months ended March 31, 2023. The increase is primarily attributed to the level of increases in personnel costs and professional services related to the Company’s research and development activities as the Company continues to grow, which led to the increase in the Company’s net loss for the period.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2024 was approximately $1.8 million, an decrease of approximately $1.0 million compared to net cash used in investing activities of approximately $2.8 million for the three months ended March 31, 2023. The decrease consists of smaller investment maturities of $3.8 million, which were offset by purchases of short-term investments of approximately $1.8 million and approximately $0.3 million in purchases of R&D-related hardware equipment, acquisition of intangible asset and capitalization of software.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was $2.7 million, which consisted of proceeds from the sale of common stock.  Cash provided by financing activities for the three months ended March 31, 2023 was approximately $6.8 thousand, which consisted of proceeds from the exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 9th day of May, 2024.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer, Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial and Accounting Officer)