Form 10-Q
period 2024-09-30
Cyngn Inc.
filed 2024-11-07
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, the issuer had 2,026,659 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023

Assets
Current assets
Cash	$1,974,441	$3,591,623
Short-term investments	812,750	4,561,928
Prepaid expenses and other current assets	1,664,063	1,316,426
Total current assets	4,451,254	9,469,977

Property and equipment, net	2,067,411	1,486,672
Right of use asset, net	474,149	992,292
Intangible assets, net	1,488,328	1,084,415
Total Assets	$8,481,142	$13,033,356

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$190,488	$196,963
Accrued expenses and other current liabilities	1,136,258	1,201,142
Current operating lease liability	505,231	682,718
Total current liabilities	1,831,977	2,080,823

Non-current operating lease liability	-	317,344
Total liabilities	1,831,977	2,398,167

Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, Par $0.00001, 10 million shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, Par $0.00001; 200,000,000 shares authorized, 2,026,575 and 759,831(1) shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	20	8
Additional paid-in capital(1)	183,883,194	170,652,800
Accumulated deficit	(177,234,049)	(160,017,619)
Total stockholders’ equity	6,649,165	10,635,189
Total Liabilities and Stockholders’ Equity	$8,481,142	$13,033,356

See accompanying notes to condensed consolidated financial statements.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$47,584	$25,210	$61,762	$1,448,961
Costs and expenses
Cost of revenue	157,251	42,414	285,949	1,121,732
Research and development	2,795,583	2,929,225	9,149,357	9,697,099
General and administrative	2,602,952	2,663,272	7,913,222	8,580,113
Total costs and expenses	5,555,786	5,634,911	17,348,528	19,398,944
Loss from operations	(5,508,202)	(5,609,701)	(17,286,766)	(17,949,983)

Other income, net
Interest income, net	46,336	32,905	45,994	98,698
Other income	34,467	105,284	24,342	397,616
Total other income, net	80,803	138,189	70,336	496,314

Net loss	$(5,427,399)	$(5,471,512)	$(17,216,430)	$(17,453,669)

Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.74)	$(11.03)	$(12.91)	$(35.50)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	1,981,907	496,009	1,333,255	491,656

See accompanying notes to condensed consolidated financial statements.

(1)	All share information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2023	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity
Balance as of June 30, 2023	-	-	490,356	$5	$161,654,235	$(147,712,196)	$13,942,044
Issuance of at-the-market common stock, net of issuance costs $21,180	-	-	15,214	-	1,012,511	-	1,012,511
Exercise of stock options and vesting of restricted stock units	-	-	175	-	460	-	460
Stock-based compensation	-	-	-	-	719,283	-	719,283
Net loss	-	-	-	-	-	(5,471,512)	(5,471,512)
Balance as of September 30, 2023	-	$-	505,745	$5	$163,386,489	$(153,183,708)	$10,202,786

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	-	-	1,769,946	$18	$181,509,467	$(171,806,650)	$9,702,835
Issuance of at-the-market common stock, net of issuance costs $36,169	-	-	256,500	2	1,772,281	-	1,772,283
Exercise of stock options and vesting of restricted stock units	-	-	129	-	-	-	-
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs	-	-	-	-	(345)	-	(345)
Stock-based compensation	-	-	-	-	601,791	-	601,791
Net loss	-	-	-	-	-	(5,427,399)	(5,427,399)
Balance as of September 30, 2024	-	$-	2,026,575	$20	$183,883,194	$(177,234,049)	$6,649,165

(1)	All share information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

Nine Months Ended	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2023	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity
Balance as of December 31, 2022	-	-	488,723	$5	$159,847,561	$(135,730,039)	$24,117,527
Issuance of at-the-market common stock, net of issuance costs $21,180	-	-	15,214	-	1,012,511	-	1,012,511
Exercise of stock options and vesting of restricted stock units	-	-	1,808	-	8,527	-	8,527
Stock-based compensation	-	-	-	-	2,517,890	-	2,517,890
Net loss	-	-	-	-	-	(17,453,669)	(17,453,669)
Balance as of September 30, 2023	-	$-	505,745	$5	$163,386,489	$(153,183,708)	$10,202,786

Nine Months Ended,	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	-	-	759,831	$8	$170,652,800	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs $138,572	-	-	641,231	6	6,789,421	-	6,789,427
Exercise of stock options and vesting of restricted stock units	-	-	1,453	-	(597)	-	(597)
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs $633,493	-	-	218,400	2	4,569,556	-	4,569,558
Exercise of pre-funded warrants in connection with the private placement offering	-	-	405,660	4	548	-	552
Stock-based compensation	-	-	-	-	1,871,466	-	1,871,466
Net loss	-	-	-	-	-	(17,216,430)	(17,216,430)
Balance as of September 30, 2024	-	$-	2,026,575	$20	$183,883,194	$(177,234,049)	$6,649,165

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

See accompanying notes to condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(17,216,430)	$(17,453,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	692,848	707,337
Stock-based compensation	1,871,466	2,517,890
Realized gain on short-term investments	(105,414)	(396,141)
Patent impairment	118,831	-
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(345,122)	261,034
Accounts payable	(6,475)	78,414
Accrued expenses, lease liabilities, and other current liabilities	(559,715)	(154,967)
Net cash used in operating activities	(15,550,011)	(14,440,102)

Cash flows from investing activities
Purchase of property and equipment	(739,947)	(904,417)
Acquisition of intangible asset	(540,756)	(698,527)
Disposal of assets	-	130,898
Purchase of short-term investments	(6,755,408)	(17,050,782)
Proceeds from maturity of short-term investments	10,610,000	24,892,000
Net cash provided by investing activities	2,573,889	6,369,172

Cash flows from financing activities
Proceeds from at-the-market equity financing, net of issuance costs	6,789,427	1,012,511
Proceeds from private placement offering and pre-funded warrants, net of offering costs	4,570,110	-
Proceeds from exercise of stock options	-	8,527
Issuance of stock dividend, net of issuance costs	(597)	-
Net cash provided by financing activities	11,358,940	1,021,038

Net increase (decrease) in cash	(1,617,182)	(7,049,892)
Cash, beginning of period	3,591,623	10,586,273
Cash, end of period	$1,974,441	$3,536,381

Supplemental disclosure of cash flow:
Cash paid during the period for interest and taxes	$-	$-

Supplemental disclosure of non-cash activities:
Recognition of operating lease right-of-use assets and operating lease liabilities	$2,037,052	464,929
Acquisition of property and equipment included in accounts payable and accrued expenses	$10,997	$20,625

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

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $17.2 million and $17.5 million for the nine months ended September 30, 2024 and 2023, respectively. Accumulated deficit amounted to approximately $177.2 million and $160.0 million as of September 30, 2024 and December 31, 2023, respectively. Net cash used in operating activities was $15.6 million and $14.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of September 30, 2024, the Company’s unrestricted cash balance was $2.0 million, and its short-term investments balance was $0.8 million. As of December 31, 2023, the Company’s unrestricted cash balance was $3.6 million, and its short-term investments balance was $4.6 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 7, 2024.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of September 30, 2024 and December 31, 2023.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of September 30, 2024 and December 31, 2023, the Company had $2.0 million and $3.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of September 30, 2024 and December 31, 2023. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of September 30, 2024 and December 31, 2023.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three and nine months ended September 30, 2024 and 2023.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three and nine months ended September 30, 2024 and 2023.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2022, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, “Business Combination”, the agreement was treated as an asset acquisition rather than a business combination. For the year ended December 31, 2023 the Company determined the existence of an impairment associated with the Company’s intangible asset “Rights to intellectual property” and accordingly recorded an impairment charge of $30,000. As of September 30, 2024, right to intellectual property is zero.

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. For the period ended September 30, 2023, there were no impairment charges. For the three and nine months ended September 30, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $0 and $118,831, respectively. (See Note 6. Intangible Assets).

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2024 and December 31, 2023 (see Note 11. Income Taxes).

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 1,400(1) shares of the Company’s common stock. In addition, the Company issued 70,969(1) common stock warrants as a part of the private placement offering in April 2022. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended September 30, 2024 and 2023 were $44,346 and $63,503, respectively. Advertising costs for the nine months ended September 30, 2024 and 2023 were $175,345 and $102,620, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of September 30, 2024 and December 31, 2023.

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

Nature of Products and Services and Revenue Recognition from (a) subscription of our Enterprise Autonomy Service (“EAS”), (b) nonrecurring engineering services under fixed fee arrangements (“NRE services”), (c) product sales of hardware to customers and distributors, and (d) other. are recognized as follows:

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

For the three months ended September 30, 2024 and 2023, subscription revenue was $6,892 and $7,370, respectively, and for the nine months ended September 30, 2024 and 2023 was $11,162 and $9,870, respectively.

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

For the three months ended September 30, 2024 and 2023, NRE revenue was $0, and for the nine months ended September 30, 2024 and 2023 was $0 and $1,420,000, respectively.

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

For the three months ended September 30, 2024 and 2023, hardware revenue was $7,622 and $10,755, respectively, and for the nine months ended September 30, 2024 and 2023 was $15,450 and $10,755, respectively.

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

For the three months ended September 30, 2024 and 2023, other revenue was $33,069 and $7,085, respectively. For the nine months ended September 30, 2024 and 2023 other revenue was $35,150 and $8,336, respectively.

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

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended September 30, 2024 and 2023, respectively.

	2024	2023
Customer A	60.6%	*
Customer B	28.9%	29.8%
Customer C	*	23%
Customer D	10.5%	47.3%

*	Below 10%

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the nine months ended September 30, 2024 and 2023, respectively.

	2024	2023
Customer A	46.7%	60%
Customer B	23.4%	*
Customer C	*	*
Customer D	26.7%	*
Customer E	*	38%

*	Below 10%

There was $29,042 from these customers in accounts receivable at September 30, 2024 and $1,300 from these customers in accounts receivable at December 31, 2023.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company’s contract assets or liabilities as of September 30, 2024 and December 31, 2023 are not material.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Deferred contract costs are included in prepaid and other current assets in the condensed consolidated balance sheets. The Company had $196,805 and $0 deferred contract costs as of September 30, 2024 and December 31, 2023, respectively.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of September 30, 2024 and December 31, 2023, the amortized cost of the Company’s U.S. government treasury bills totaled $0.8 million and $4.6 million, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of September 30, 2024. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2024	December 31, 2023
Inventory	$375,603	$-
Prepaid expenses	118,572	385,474
Security deposits	160,149	155,729
Tax receivables	763,624	765,697
Receivables and current assets	246,115	9,526
Total prepaid and expenses and other current assets	$1,664,063	$1,316,426

Property and Equipment, Net

Property and equipment is comprised of the following:

	September 30,	December 31,
	2024	2023
Automobiles	$747,060	$616,947
Furniture and fixtures	178,491	178,491
Computer and equipment	588,268	517,181
Capitalized software	773,338	342,136
Leasehold improvements	208,848	458,406
Construction work in progress	563,437	208,848
Property and equipment, gross	3,059,442	2,322,009
Less: accumulated depreciation	(992,031)	(835,337)
Total property and equipment, net	$2,067,411	$1,486,672

Depreciation expense for the three months ended September 30, 2024 and 2023 was $54,762 and $89,625, respectively, and for the nine months ended September 30, 2024 and 2023 was $151,647 and $264,127, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $41,250 as of September 30, 2024 and December 31, 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
Credit card payable	$135,197	$1,103
Accrued expenses	457,275	214,286
Accrued payroll	543,786	985,753
Total accrued expenses and other current liabilities	$1,136,258	$1,201,142

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

The Company’s future lease payments under the non-cancellable lease as of September 30, 2024, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder of 2024	$192,316
2025	320,526
Total lease payments	512,842
Less: imputed interest	(7,611)
Present value of lease liability	$505,231

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	0.67	1.42
Weighted -average discount rate	4.39%	3.05%

Lease expense under the Company’s operating lease was $159,140 and $100,251 for the three months ended September 30, 2024 and 2023, respectively and $519,105 and $393,162 for the nine months ended September 30, 2024 and 2023, respectively. The amortization of the operating lease right-of-use assets totaled $174,364 and $149,051 for the three months ended September 30, 2024 and 2023, respectively and $518,142 and $431,250 for the nine months ended September 30, 2024 and 2023, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed software	$1,033,533	$-	$-	$1,033,533
Patents	589,755	(35,879)	(118,831)	435,045
Trademark	45,000	(25,250)	-	19,750
Total intangible assets	$1,668,287	$(61,129)	$(118,831)	$1,488,328

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$542,692	$-	$-	$-	$542,692
Patents	539,840	(20,117)	-	-	519,723
Trademark	45,000	(23,000)	-	-	22,000
Rights to intellectual property	100,000	(20,000)	(50,000)	(30,000)	-
Total intangible assets	$1,227,532	$(63,117)	$(50,000)	$(30,000)	$1,084,415

Amortization expense for each of the three months ended September 30, 2024 and 2023 was $6,185 and $4,751, respectively, and for the nine months ended September 30, 2024 and 2023 was $18,012 and $11,960, respectively.

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

In performing this review, the Company identified that the long-lived asset “Patents”, which have international and U.S. based patents, as the asset group. The Company evaluated its patents and identified expired international patent applications (“expired assets”) for the three and nine months ended September 30, 2024. The Company determined there were no further plans to put resources toward these international patent applications. The group of expired patents carrying value was set to its salvage value which is zero given no future cash flows.

For the three and nine months ended September 30, 2024, the Company recorded a $0 and $118,831, respectively, impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero. There were no impairment charges for the three and nine months ended September 30, 2023.

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

It was determined for all remaining long-lived assets (excluding the Abandoned Asset) that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of September 30, 2024 and December 31, 2023.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Amortization
Remainder 2024	$6,727
2025	26,909
2026	26,909
2027	26,909
2028	26,909
Thereafter	1,373,965
Total	$1,488,328

7. Capital Structure

Common Stock

As of September 30, 2024 and December 31, 2023, the Company is authorized to issue 200,000,000 of common stock with a par value of $0.00001 per share. As of September 30, 2024 and December 31, 2023, the Company had 2,026,575 and 759,831(1) shares of common stock issued and outstanding, respectively. Holders of common stock have no pre-emptive, conversion or subscription rights and there is no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Common Stock Offerings

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 500,000(1) shares of common stock in a public offering, which included: (i) 198,000(1) shares of common stock, and (ii) pre-funded warrants to purchase 302,000(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $0.10, and each Pre-Funded Warrant was sold at an offering price of $0.09999. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on April 25, 2024.

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

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 333,334(1) shares of common stock in a public offering, which included: (i) 114,668(1) shares of common stock, and (ii) pre-funded warrants to purchase 218,666(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $0.15, and each Pre-Funded Warrant was sold at an offering price of $0.14999. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value.

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

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. For the three and nine months ended as of September 30, 2024, a total of 2,565 and 387,283(1), respectively, shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement. As of September 30, 2024, the Company has received net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465.

Common Stock Warrants

The following warrants were outstanding as of September 30, 2024 and December 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding(1)	Exercise Price(1)	Expiration Date	Fair value
Common stock (Initial Public Offering)	1,400	$937.50	October 2026	$170,397
Common stock (Private Placement)	70,969	$271	April 2027	6,745,681
Total	72,369			$6,916,078

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

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

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the stock dividends and reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three months Ended September 30,
	2024	2023
Net loss attributable to common stockholders	$(5,427,399)	$(5,471,512)
Basic and diluted weighted average common shares outstanding	1,981,907	496,009 (1)
Loss per share:
Basic and diluted	$(2.74)	$(11.03)

	Nine months Ended September 30,
	2024	2023
Net loss attributable to common stockholders	$(17,216,430)	$(17,453,669)
Basic and diluted weighted average common shares outstanding	1,333,255	491,656 (1)
Loss per share:
Basic and diluted	$(12.91)	$(35.50)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

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

As of September 30, 2024 and December 31, 2023, approximately 86,438 and 6,565(1) shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2024, and activity during the three month period then ended(1):

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of June 30, 2024	167,430	$100.13	6.83	$-
Granted	3,550	4.73
Exercised	-	-		-
Cancelled/forfeited	(2,950)	$142.36
Outstanding as of September 30, 2024	168,030	$97.38	6.61	$-
Vested and expected to vest at September 30, 2024	168,030	$97.38	6.61	$-
Vested and exercisable at September 30, 2024	104,994	$96.23	5.56	$-

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2024, and activity during the nine month period then ended(1):

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	175,063	$104.27	7.37	$42,530
Granted	6,716	10.92
Exercised	-	-		-
Cancelled/forfeited	(13,749)	$142.89
Outstanding as of September 30, 2024	168,030	$97.38	6.61	$-
Vested and expected to vest at September 30, 2024	168,030	$97.38	6.61	$-
Vested and exercisable at September 30, 2024	104,994	$96.23	5.56	$-

The following table summarizes information about the Company’s RSUs as of September 30, 2024, and activity during the three months then ended(1):

	Shares	Weighted- average grant date fair value
Unvested Shares at June 30, 2024	2,610	$104.42
RSUs granted	-
RSUs vested	(126)	552.00
RSUs forfeited	-	-
Unvested Shares at September 30, 2024	2,484	$81.72

The following table summarizes information about the Company’s RSUs as of September 30, 2024, and activity during the nine months then ended(1):

	Shares	Weighted- average grant date fair value
Unvested Shares at December 31, 2023	1,764	$278.33
RSUs granted	2,160	11.18
RSUs vested	(1,440)	216.75
RSUs forfeited	-	-
Unvested Shares at September 30, 2024	2,484	$81.72

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

The weighted average per share grant-date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $5.99 and $55.13(1), respectively.

The following weighted average assumptions were used in estimating the grant date fair values on September 30, 2024 and 2023(1):

	September 30,
	2024	2023
Fair value of common stock	$10.92	$102.40
Expected term (in years)	6.02	6.02
Risk-free rate	3.94%	3.63%
Expected volatility	53.60%	52.74%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $601,791 and $719,283, for the three months ended September 30, 2024 and 2023, respectively and $1,871,466 and $2,517,890, during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $4.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended September 30, 2024 were immaterial due to cumulative losses and valuation allowances.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

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

11. Income Taxes

For the three and nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and nine months ended September 30, 2024 and 2023.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2024, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance.

Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2024 and December 31, 2023.

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”) warrants to purchase up to 1,400(1) shares of its common stock, exercisable at a price per share of $937.50(1) and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 70,969(1) shares of its common stock, exercisable at a price per share of $271(1) and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreement.

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

During the three and nine months ended September 30, 2024, the Company recognized $47,584 and $61,762, respectively, of revenue, substantially all related to EAS subscriptions and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three and nine months ended September 30, 2024, the Company reported cost of revenue of $157,251 and $285,949, respectively, consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

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

Research and development expense for the three months ended September 30, 2024 decreased by approximately $0.1 million or 4.6% to $2.8 million from approximately $2.9 million for the three months ended September 30, 2023. The decrease is primarily attributable the capitalization of costs related to capitalized software and customer contracts.

Research and development expense for the nine months ended September 30, 2024 decreased by approximately $0.5 million or 5.6% to $9.2 million from approximately $9.7 million for the nine months ended September 30, 2023. The decrease is primarily attributable the capitalization of costs related to capitalized software and customer contracts.

General and Administrative

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses decreased by approximately $0.1 million or 2.3% to approximately $2.6 million for the three months ended September 30, 2024 from approximately $2.7 million for the three months ended September 30, 2023. The decrease was attributed to a decrease in consultant costs due to hiring employees full-time, as well as decreases in insurance, professional fees and other general and administrative expenses.

General and administrative expenses decreased by approximately $0.7 million or 7.8% to approximately $7.9 million for the nine months ended September 30, 2024 from approximately $8.6 million for the nine months ended September 30, 2023. The decrease was attributed to a decrease in consultant costs due to hiring employees full-time, as well as decreases in insurance, professional fees and other general and administrative expenses.

Interest Income (Expense), net

Interest income (expense), net increased by $13,431 to 46,336 for the three months ended September 30, 2024 from $32,905 for the three months ended September 30, 2023. Interest income consists primarily of interest earned of $52,632 from the Company’s interest-bearing bank accounts offset by interest expense of $6,296 related to the office lease.

Interest income (expense), net decreased by $52,704 to $45,994 for the nine months ended September 30, 2024 from $98,698 for the nine months ended September 30, 2023. Interest income consists primarily of interest earned of $93,653 from the Company’s interest-bearing bank accounts offset by interest expense of $47,659 related to the office lease.

Other Income (Expense), net

Other income (expense), net decreased by $70,817 to $34,467 for the three months ended September 30, 2024 from $105,284 for the three months ended September 30, 2023. Other income (expense), net consists primarily of realized gains earned on the Company’s short-term investments of $16,503 and interest earned of $17,952 related to the office lease.

Other income (expense), net decreased by $373,274 to $24,342 for the nine months ended September 30, 2024 from $397,616 for the nine months ended September 30, 2023. Other income (expense), net consists primarily of realized gains earned on the Company’s short-term investments of $118,825 and interest earned of $24,348 related to the office lease offset by the impairment charge of $118,831 related to expired international patents.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of September 30, 2024, the Company had unrestricted cash of approximately $2.0 million and short-term investments of approximately $0.8 million. As of December 31, 2023, the Company had unrestricted cash of approximately $3.6 million and short-term investments of approximately $4.6 million.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of September 30, 2024, a total of 424,598 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465. As of September 30, 2024, the Company had $0 of common stock remaining available for sale under the ATM Sales Agreement.

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $15.6 million, an increase of approximately $1.1 million or 7.6% compared to approximately $14.5 million for the nine months ended September 30, 2023. The increase is primarily attributed to increase costs for customer deployment, an increase in inventory related to the DriveMod Kits and an increase in lease payments due to the lease extension.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was approximately $2.6 million, a decrease of approximately $3.8 million compared to net cash provided in investing activities of approximately $6.4 million for the nine months ended September 30, 2023. The decrease consists of smaller investment maturities of $10.6 million, which were offset by purchases of short-term investments of approximately $6.8 million and approximately $1.3 million in purchases of R&D-related hardware equipment, acquisition of intangible asset and capitalization of software.

Financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $11.4 million, which consisted of proceeds from the sale of common stock. Cash provided by financing activities for the nine months ended September 30, 2023 was approximately $1.0 million, which consisted of proceeds from the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 7th day of November, 2024.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial and Accounting Officer)