Form 10-K
period 2024-12-31
Cyngn Inc.
filed 2025-03-06
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for the common stock on such date ($7.32), as reported on the Nasdaq Capital Market, was $12,956,005.

The number of shares of Common Stock, $0.00001 par value, outstanding on March 6, 2025 was 1,751,906 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

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

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our,” and Cyngn refer to CYNGN Inc. and its consolidated subsidiaries.

Unless otherwise expressly provided in this Annual Report, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents set forth herein relating to our common stock have been adjusted to give effect to a reverse stock split of our common stock in a ratio of 1-for-150 effected on February 18, 2025.

ii

PART 1

Item 1. Business

Company Overview

Cyngn Inc. is an autonomous vehicle (“AV”) technology company that is focused on addressing industrial uses for autonomous vehicles. We believe that technological innovation is needed to enable adoption of autonomous industrial vehicles that will address the substantial industry challenges that exist today. These challenges include labor shortages, high labor costs, and work safety.

We integrate our full-stack autonomous driving software, DriveMod, onto vehicles manufactured by Original Equipment Manufacturers (“OEM”) either via retrofit of existing vehicles or by integration directly into vehicle assembly. We design the DriveMod to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary AV software to produce differentiated autonomous vehicles.

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

Our long-term vision is for our Enterprise Autonomy Suite (“EAS”)—which includes the DriveMod autonomous driving stack as well as the Cyngn Insight and Cyngn Evolve tools for fleet management, analytics, and data collection—to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than ten different vehicle form factors that range from tow tractors and stand-on floor scrubbers to 14-seat shuttles and electric forklifts in a combination of commercially released products, prototypes, and proof of concept projects, demonstrating the extensibility of our AV building blocks.

Our recent progress contributes to the validation of EAS with OEM partners and end customers. We also continue to build upon our ability to scale our products and generate novel technological developments. The DriveMod Stockchaser with a 6,000-lb towing capacity became commercially available in early 2023 and was first commercially deployed with our partner-customer US Continental (“USC”), a California-based manufacturer of quality leather and fabric care products. We then launched the DriveMod Forklift and the DriveMod Tugger as we continued to expand our vehicle-type portfolio fleet through our OEM partnerships with BYD and Motrec, respectively. The DriveMod MT160 Tugger with a 12,000-lb towing capacity was commercially released in 2024 in partnership with Motrec and is now deployed with multiple customers.

 We secured paid projects with leading global customers like Arauco, along with additional projects from big brands in the Global 500 and the Fortune 100. Paid development projects of this nature are selectively pursued to springboard new products or technology advancements, yielding promising outcomes such as the DriveMod Forklift. The primary focus of the company is to achieve and expand production deployments with its commercially released DriveMod vehicles. As of the end of 2024, those commercial deployments include the named accounts of John Deere, Coats Automotive, and USC, as well as other business awards that have not yet been publicly disclosed. Our patent portfolio expanded with 16 new U.S. patent grants in 2023 and 2 granted in 2024, bringing the total grants to 21.

Figure 0: Summary of recent Cyngn technical and commercial milestones

We intend to continue to pursue and win additional license agreements with companies that depend heavily on the use of material handling vehicles and that all recognize the need for automation to i) compete in today’s economy, ii) combat the significant labor shortages and escalating costs, and iii) improve safety. Our approach to securing these opportunities will be a continued direct sales effort coupled with increasing our network of industrial vehicle dealers that already have significant sales of industrial vehicles.

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

Business Model: The Enterprise Autonomy Suite for Industrial Vehicles

A number of business models have been developed to support industrial autonomy where software is the enabling technology that’s transforming supply chain logistics under Industry 4.0 and 5.0. Software as a Service (SaaS) is the initial working business model for the company but this is not entirely accurate as vehicle hardware plays an integrated role in automating materials handling. Autonomy requires both the movement of “bits” (or software) and the movement of “atoms” (or hardware). Robots as a Service (RaaS) is a useful business model given the high cost of AGVs and AMRs where industrial customers may want to explore different buying models for both software and hardware usage to align with their needs for capital expenditures and operational expenditures. In our served markets where customers primarily purchase and own their industrial vehicle fleet, we deliver the software that enables self-driving vehicle capability. As such, our EAS software is designed to provide level-4 “high automation”, fully autonomous driving without the need for a human in the vehicle. Cyngn’s business model is thereby more attuned to Driver as a Service (DaaS) as our EAS software integrated with the vehicle hardware enables the customer to remove the human driver for self-driving functionality.

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

We Designed for Scale

EAS provides a powerful solution to scalability issues, especially for dynamic deployability and service lifecycle management. DriveMod’s vehicle-agnostic capability to deploy AV technology on diverse vehicle fleets has been proven through its deployment on more than ten different vehicle form factors that we have operated autonomously. DriveMod solutions have been commercially released for the Columbia Stockchaser and Motrec MT160 Tugger, with BYD ECB50+ Forklift targeted next. Other autonomous vehicles were deployed as prototypes or as a part of proof-of-concept project. More than five past deployments have been at customer or beta customer sites. Other past deployments were part of our normal R&D activities and product validation that was performed with beta customers.

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

DriveMod: Industrial Autonomous Vehicle System

We built DriveMod as a modular software product that is compatible with various sensor and computer hardware components that are widely used throughout the autonomous vehicle industry. Our software combined with sensors and components from industry-leading hardware providers covers the end-to-end requirements that enable vehicles to operate autonomously with advanced navigation capabilities. The modularity of DriveMod allows our AV technology to be compatible across vehicle platforms as well as indoor and outdoor environments. DriveMod can be retrofitted to existing vehicle assets or integrated into a manufacturing partner’s vehicles at assembly, providing accessible options for our customers to integrate leading-edge technology whether their AV adoption strategies are evolutionary or revolutionary.

The core vehicle-agnostic DriveMod software stack is targeted and deployed to different vehicles through DriveMod Kits, which are the AV hardware systems that take into account the specific needs of operating the DriveMod software on a specific target vehicle. Then, after prototyping and productization, DriveMod kits streamline the integration of AV hardware and software onto vehicles at scale. The DriveMod Kit for Columbia Stockchasers and Motrec MT160 Tuggers are released to mass production and available at scale. Subsequently, we expect to create different instances of DriveMod Kits to support the commercial release of new vehicles on the EAS platform, such as the electric forklifts and other industrial vehicles.

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

Key elements of our market entry and expansion roadmap include:

Focus: manufacturing and distribution material handling vehicles

Manufacturing and distribution applications can be conducive to short deployment timelines due to the similar use of material handling vehicles across these environments. We have already deployed DriveMod-powered industrial vehicles at multiple manufacturing and distribution facilities of varying sizes, including facilities as large as 4 million square feet.

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

EAS License

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

Go-to-Market Strategy

Our go-to-market strategy hinges on strategic collaboration and is based on a set of three basic principles:

●	Collaborate with industrial vehicle OEMs and their dealer and service networks

●	Land & expand with end customers

●	Partner instead of compete on adjacent enabling technology

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

Partner instead of compete — technology

The scaling of Industrial Autonomy will benefit from an ecosystem made up of different enabling technologies and services, such as hardware manufacturing, connectivity, Internet of Things (“IoT”), and digital integration. Rather than trying to compete with other technology suppliers, we intend to rely on our strategic collaborations that give both partners access to new markets and capabilities. For example, hardware partners like Motrec and BYD provide complementary solutions that stand to benefit from Cyngn’s autonomy software. Thereby, we leverage our R&D resources with existing core competencies of our technology partners through collaboration, resulting in a more efficient asset-light approach in product development and manufacturing.

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

Our software stack has over 30 subsystems, including those designed for perception, mapping & localization, decision making, planning, and control. As of February 28, 2025, we have 21 granted U.S. patents and submitted 5 pending U.S. patent and expect to continue to file additional patent applications with respect to our technology in the future.

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

Human Capital Resources

Our team is composed of energetic, motivated and highly experienced visionaries. They include machine vision, AI, and autonomous software engineers from the greatest universities in the world. Together with a highly talented and skilled support team, we solve real-world industrial applications in autonomy. As of February 28, 2025, we had 58 full-time employees. The majority of our employees are based in Silicon Valley, California.

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

Our autonomous driving technology is available for production release and is currently being licensed to customers. We plan to continue our scaled commercialization throughout 2025 and beyond. Although we believe that our algorithms, data analysis and processing, and artificial intelligence technology are promising, we cannot assure you that our technology will achieve the necessary reliability for scaled commercialization of autonomous industrial vehicles. For example, we are still improving our technology in terms of handling edge cases, unique environments, and discrete objects. There can be no assurance that our data analytics and artificial intelligence could predict every single potential issue that may arise during the operation of an autonomous industrial vehicle utilizing our autonomous vehicle technology. Furthermore, the release and adoption of EAS and our other technologies and products may not be successful and may take longer than anticipated. If the development of EAS and our other technologies and products is delayed or customers do not adopt and buy our solutions to the extent we anticipate, our business and operating results will be adversely impacted.

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

Risks Related to Our Financial Position and Need for Additional Capital

Losses for the foreseeable future.

We incurred net losses of $29.3 million and $22.8 million for the years ended December 31, 2024, and 2023, respectively. We have not recognized a substantial amount of revenue to date, and we had an accumulated deficit of $189.3 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively. We have developed and tested our autonomous driving technology but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Because we will incur the costs and expenses from these efforts before we receive any substantial revenue, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses. In particular, we expect to incur substantial and potentially increasing research and development (“R&D”) costs as we continue to develop and enhance EAS and other technology and products for commercialization. While our R&D costs were $11.3 million and $12.7 million during the years ended December 31, 2024 and 2023, respectively, and are likely to grow in the future, we have minimal recurring revenues. Further, because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

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

The Company incurred net losses of approximately $29.3 million and $22.8 million for the year ended December 31, 2024 and 2023, respectively. In addition, the Company had accumulated deficits of approximately $189.3 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively, and net cash used in operating activities was approximately $9.5 million and $19.5 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company’s unrestricted cash balance was $23.6 million. As of December 31, 2023, the Company’s cash balance was approximately $3.6 million, and the short-term investments balance was $4.6 million. Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the issuance date of the financial statements included elsewhere in this report.

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

International trade policies, including protectionist trade policies, such as tariffs and sanctions, could adversely affect our financial performance.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including: (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs on goods imported into the United States and reciprocal actions by other countries, can adversely affect our financial condition and operating results.

On March 3, 2025, the President of the United States announced the imposition of new tariffs on imports from Mexico and Canada, to take effect on March 4, 2025. Effective at 12.01 a.m. ET on March 4, 2025, all goods arriving at U.S. ports and originating from Canada or Mexico are subject to 25 percent tariffs. Certain Canadian energy resources are subject to a lower 10 percent tariff. Effective February 4, 2025, all goods presented for entry at U.S. ports and originating from China, including Hong Kong, are subject to a 10 percent tariff on Chinese imports. The impact of these potential tariffs on our business and financial condition, if any, is subject to a number of factors that are not yet known, including any countermeasures that the target countries may take in response to such tariffs. In light of these uncertainties, we can provide no assurance that any mitigating actions that may become available to us, such as our ability to pass along some or all of the costs of any tariffs to some or all of our customers, will be successful.

In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement ("USMCA") is subject to renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business and the business of our customers. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries.

Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.

We have a material weakness in our internal control over financial reporting, and our inability to remediate this weakness or otherwise implement and maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon, could have a material adverse effect on us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. In connection with our assessment of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024 (see Item 9A. Controls and Procedures for additional detail). The deficiency above led to a misstatement which was corrected prior to the issuance of the current year’s financial statements. This material weakness creates a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024. The disclosure of this material weakness, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

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

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “CYN”. On February 6, 2025, we received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, the Company’s securities are subject to delisting from Nasdaq unless the Company requests an appeal of this determination by February 13, 2025. The Company timely requested an appeal of the determination, and a hearing is scheduled for March 18, 2025. On February 18, 2025, the Company effected a reverse stock split of its common stock and the Company’s common stock has traded above $1.00 since the effectuation of the reverse stock split.

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

Holders of Record

As of December 31, 2024, we had 64 shareholders of record.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during its fiscal year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2024 and 2023 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report.  This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also the section captioned “Forward-Looking Statements” in this Annual Report.

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

Although both the components and the combined solutions of EAS are still under development, we have EAS licenses with paying customers and have piloted EAS for paid customer trial and pilot deployments. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to exceed that of 2024. We also had limited paid deployments in 2024 that offset some of the ongoing R&D costs of continually developing EAS. We target scaled deployments to begin in 2025.

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 9(1) shares of its common stock, exercisable at a price per share of $140,625(1)and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 426(1) shares of its common stock, exercisable at a price per share of $40,650(1) and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements.

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

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

During 2024, the Company recognized $0.4 million of revenue, substantially all related to EAS subscriptions and hardware revenue. During 2023, the Company recognized $1.5 million of revenue, of which $1.4 million was associated with NRE contracts and the remaining $0.1 million related to revenue from EAS subscriptions.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During 2024, the Company reported cost of revenue of $0.5 million consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers. During 2023, the company reported cost of revenue of $1.2 million consisting primarily of fully burdened internal engineering development resources and hardware costs incurred for the completion of the final phases of NRE contracts.

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

Research and development expense for the year ended December 31, 2024 decreased by $1.4 million or 11.5% to $11.3 million from $12.7 million for the year ended December 31, 2023. The decrease is primarily attributable the capitalization of costs related to capitalized software and customer contract.

General and Administrative

General, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $0.5 million or 4.7% to $11.4 million for the year ended December 31, 2024 from $10.9 million for the year ended December 31, 2023. The increase primarily relates to additional executive bonuses offset by a decreases in insurance, professional fees and other general and administrative expenses.

Interest income (Expenses), net

Interest income (expense) decreased by $1.3 million to ($1.1 million) for the year ended December 31, 2024 from $137.9 thousand for the year ended December 31, 2023. Interest income consists primarily of interest earned of $111.7 thousand from the Company’s interest-bearing bank accounts, offset by interest expense of $1.3 million related to the Notes issued in November 2024.

Other Income (Expenses), net

Other income decreased by $5.7 million to $5.3 million for the year ended December 31, 2024 from $396.8 thousand for the year ended December 31, 2023. Other income (expense), net consists primarily of fair value measurement of $5.4 million for the warrant liability, realized gains earned on the Company’s short-term investments of $113 thousand and interest earned of $40.4 thousand related to the office lease offset by the impairment charge of $118.8 thousand related to expired international patents.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of December 31, 2024, the Company had unrestricted cash of approximately $23.6 million. As of December 31, 2023, the Company had unrestricted cash of approximately $3.6 million and short-term investments of $4.6 million.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus are limited to sales of up to $8.8 million of shares of the Company’s common stock. The ATM Sales Agreement expires at the earliest of 5 years after the date of the agreement or exhaustion of the aggregate limit available under the ATM Sales Agreement. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of December 31, 2024, a total of 4,524(1), shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465. As of December 31, 2024, the Company had $0 of common stock remaining available for sale under the ATM Sales Agreement.

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 2,222(1) shares of common stock in a public offering, which included: (i) 764(1) shares of common stock, and (ii) pre-funded warrants to purchase 1,458(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $2,250(1), and each Pre-Funded Warrant was sold at an offering price of $2,249.85(1). The Company received net proceeds of approximately $4.5 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 3,333(1) shares of common stock in a public offering, which included: (i) 1,320 (1) shares of common stock, and (ii) pre-funded warrants to purchase 2,013(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.0015(2). Each share of common stock was sold at an offering price of $1,500(1), and each Pre-Funded Warrant was sold at an offering price of $1,499.85(1). The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on April 25, 2024. On May 3 2024, the Company closed on the sale of an additional 136 (1) shares of common stock, upon exercise by the underwriter of the over-allotment option. The Company received net proceeds of approximately $4.6 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

On November 12, 2024, the Company entered into a securities purchase agreement with certain investors pursuant to which we sold, in a private placement, senior notes with an aggregate principal amount of $4,375,000 (the “Notes”), and received proceeds before expenses of $3,500,000. As consideration for entering into the agreement, we issued a total of 2,701(2) shares of common stock of the Company to the Purchasers on November 13, 2024. The principal amount of the Notes were repaid on December 23, 2024.

On November 12, 2024, the Company implemented a cost reduction plan in order to reduce its average monthly cash burn from approximately $1.8 million per month to approximately $1 million per month for 90 days. This included reducing staff from approximately 80 people to approximately 60 people, temporarily suspending certain non-essential operations and reducing or eliminating all discretionary expenses. With the additional capital raised in December 2024, the Company has resumed normal operations.

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507(2) units at a public offering price per Unit of $241.50(2) with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875(2) per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875(2) and (ii) 62,309(2) pre-funded units at a public offering price of $241.485 (2) per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015(2) per share, one Series A Warrant and one Series B Warrant. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other offering expenses associated with the offering that were payable by the Company.

On December 30, 2024, the “Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 44,333(2) shares of its common stock, par value $0.015(2) per share at a purchase price of $90(2) per share and 55,667(2) pre-funded warrants to purchase shares of Common Stock, at a purchase price of $89.985(2) per Pre-Funded Warrant. The Company received net proceeds of approximately $8.1 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Cash Flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $9.5 million, a decrease of approximately $10 million or 51% compared to $19.5 million for the year ended December 31, 2023. The decrease is primarily attributed to increase costs for customer deployment, an increase in inventory related to the DriveMod Kits, an increase in lease payments due to the lease extension and the fair value remeasurement of the warranty liabilities.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2024 was $2.9 million, a decrease of approximately $3.4 million or 54% compared to $6.4 million for the year ended December 31, 2023. The decrease consists of smaller investment maturities of $12.2 million, which were offset by purchases of short-term investments of approximately $7.6 million and approximately $1.7 million in purchases of R&D-related hardware equipment, acquisition of intangible asset, capitalization of software and disposal of assets.

(2)	All information has been retroactively adjusted to reflect 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $26.6 million, an increase of approximately $20.5 million compared to $6.1 million for the year ended December 31, 2023. The increase is due to the following net proceeds:

	December 31, 2024	December 31, 2023
ATM, from May 2023 to July 2024	$6,789,427	$1,747,468
Placement agent agreement, December 8, 2023	-	4,474,988
Underwritten agreement, April 23, 2024	4,634,720	-
Senior notes, November 12, 2024	3,072,200	-
Securities purchase agreement, December 20, 2024	18,292,500	-
Registered direct offering, December 30, 2024	8,068,622	-
Total financings	$40,857,469	$6,222,456

The increase in cash from financing activities from the above transactions were offset by the repayment of the senior notes in the amount of $4,375,000 and the portion of the proceeds allocated to the warrant liabilities for the securities purchase agreement on December 20, 2024.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CYNGN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CYNGN Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Francisco, California

March 6, 2025

PCAOB ID NUMBER 688

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$23,617,733	$3,591,623
Short-term investments	–	4,561,928
Prepaid expenses and other current assets	1,965,222	1,316,426
TOTAL CURRENT ASSETS	25,582,955	9,469,977

NON-CURRENT ASSETS
Property and equipment, net	2,319,402	1,486,672
Right-of-use asset, net	297,918	992,292
Intangible assets, net	1,895,074	1,084,415
TOTAL NON-CURRENT ASSETS	4,512,394	3,563,379

TOTAL ASSETS	$30,095,349	$13,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$297,778	$196,963
Accrued expenses and other current liabilities	2,874,216	1,201,142
Current operating lease liability	317,344	682,718
TOTAL CURRENT LIABILITIES	3,489,338	2,080,823

Warrant liability	15,012,361	-
Non-current operating lease liability	–	317,344
TOTAL LIABILITIES	18,501,699	2,398,167

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, Par $0.00001; 200,000,000 shares authorized, 199,110(1) and 5,147(1) shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	-
Additional paid-in capital(1)	200,863,551	170,652,808
Accumulated deficit	(189,269,903)	(160,017,619)
TOTAL STOCKHOLDERS’ EQUITY	11,593,650	10,635,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,095,349	$13,033,356

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenue	$368,138	$1,489,317
Costs and expenses
Cost of revenue	535,708	1,222,321
Research and development	11,259,641	12,719,983
General and administrative	11,400,864	10,892,955
Total costs and expenses	23,196,213	24,835,259

Loss from operations	(22,828,075)	(23,345,942)

Other income (expense), net
Interest income (expense), net	(1,117,546)	137,887
Change in fair value of warrant liability	(5,359,780)	-
Other income (expense), net	53,117	396,825
Total other income (expense), net	(6,424,209)	534,712

Net loss	$(29,252,284)	$(22,811,230)

Net loss per share attributable to common stockholders, basic and diluted	$(2,212.56)	$(6,528.92)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	13,221	3,494

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	Equity
Balance as of December 30, 2022	-	-	3,339	$-	$159,847,567	$(135,730,039)	$24,117,528
Issuance of at-the-market common stock, net of issuance costs $97,362	-	-	264	-	1,013,734	-	1,013,734
Exercise of stock options and vesting of restricted stock units	-	-	13	-	7,304	-	7,304
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs $618,965	-	-	1,531	-	2	-	2
Stock dividend, net of offering costs of $16,182						(1,476,350)	(1,476,350)
Stock-based compensation	-		-		9,784,201	-	9,784,201
Net loss	-		-		-	(22,811,230)	(22,811,230)
Balance as of December 31, 2023	-	$-	5,147	$-	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs $138,572	-	-	4,275	-	6,789,427	-	6,789,427
Exercise of stock options and vesting of restricted stock units	-	-	11	-	(597)	-	(597)
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings, net of offering costs $2,653,747			189,677	2	20, 972,722	-	20,972,724
Stock-based compensation	-		-		2,449,191	-	2,449,191
Net loss	-		-		-	(29,252,284)	(29,252,284)
Balance as of December 31, 2024	-	$-	199,110	$2	$200,863,551	$(189,269,903)	$11,593,650

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,252,284)	$(22,811,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,409	961,281
Stock-based compensation	2,449,191	3,208,103
Realized gain on short-term investments	(113,072)	(443,392)
Patent impairment	118,831	–
Change in fair value of warrant liability	5,359,780	–
Accretion of interest and amortization of debt issuance costs	1,177,174	–
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(646,282)	(1,403,049)
Accounts payable	100,815	41,020
Accrued expenses, lease liabilities, and other current liabilities	10,642,938	969,662
Net cash used in operating activities	(9,493,500)	(19,477,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,051,481)	(1,045,822)
Acquisition of intangible asset	(954,229)	(718,711)
Disposal of assets	265,940	180,898
Purchase of short-term investments	(7,562,761)	(21,573,199)
Proceeds from maturity of short-term investments	12,237,761	29,519,000
Net cash provided by investing activities	2,935,230	6,362,166

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	6,789,427	1,747,468
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants, net of offering costs	22,369,285	4,380,975
Proceeds from the Notes, net of issuance costs	1,801,265	–
Repayment of the Notes	(4,375,000)	–
Proceeds from exercise of stock options	–	8,528
Issuance costs for stock dividend and restricted stock units	(597)	(16,182)
Net cash provided by financing activities	26,584,380	6,120,789

Net increase (decrease) in cash and cash equivalents and restricted cash	20,026,110	(6,994,650)
Cash and cash equivalents and restricted cash, beginning of year	3,591,623	10,586,273
Cash and cash equivalents and restricted cash, end of year	$23,617,733	3,591,623

Supplemental disclosure:
Recognition of operating lease right-of-use asset and operating lease liabilities	$2,037,052	$1,212,760
Stock dividend	$–	$1,460,126

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

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $29.3 million and $22.8 million for the years ended December 31, 2024 and 2023, respectively. Accumulated deficit amounted to approximately $189.3 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively. Net cash used in operating activities was approximately $9.5 million and $19.5 million for the year ended December 31, 2024 and 2023, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of December 31, 2024, the Company’s unrestricted cash balance was $23.6 million. As of December 31, 2023, the Company’s cash balance was approximately $3.6 million, and the short-term investments balance was $4.6 million.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company may have insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to generate revenue or complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the date these financial statements were issued. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include all normal adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2024 and 2023, and operating results and cash flows for the periods presented.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of December 31, 2024 and December 31, 2023.

Cash, Restricted Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of December 31, 2024 and December 31, 2023, the Company had approximately $23.6 million and $3.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, Investments – Debt and Equity Securities, and recorded these securities at amortized cost on the accompanying consolidated balance sheets as of December 31, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of December 31, 2024 and December 31, 2023. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of December 31, 2024 and December 31, 2023.

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

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Testing equipment includes production costs and costs of materials used in the development of the Company’s autonomous driving software. Assets are held as testing equipment until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Repair and maintenance costs are expensed as incurred.

Property and Equipment	Useful life
Automobiles (DMV-registered)	5 years
Machinery, tools and equipment	5 years
Computer and equipment	5 years
Internal-use software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the year ended December 31, 2024 or December 31, 2023.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the years ended December 31, 2024 and December 31, 2023.

Long-Lived Assets and Finite Lived Intangibles

The Company has finite-lived intangible assets consisting of patents and trademarks. These assets are amortized on a straight-line basis over their estimated remaining economic lives. The patents and trademarks are amortized over 15 years.

On April 1, 2023, the Company entered into an agreement for exclusive rights to certain hardware and software products and the rights to subsequently sell the software products and accompanying services. The Company paid a purchase price of $100,000 for these rights. The Company evaluated if substantially all of the assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets to determine if the transaction should be accounted for as an asset acquisition. Since the only substantive assets acquired pertained to rights to intellectual property, the entire purchase price was allocated to intellectual property and accounted for as intangible assets with a useful life of 15 years. In accordance with ASC 805-50, “Business Combination”, the agreement was treated as an asset acquisition rather than a business combination.

The Company reviews its long-lived assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The events and circumstances the Company monitors and considers include significant decreases in the market price of similar assets, significant adverse changes to the extent and manner in which the asset is used, an adverse change in legal factors or business climate, an accumulation of costs that exceed the estimated cost to acquire or develop a similar asset, and continuing losses that exceed forecasted costs. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flow it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. An impairment charge would then be recognized equal to the amount by which the carrying amount exceeds the fair value of the asset. For the year ended December 31, 2023 the Company determined the existence of an impairment associated with the Company’s intangible asset “Right to intellectual property” and accordingly recorded an impairment charge of $30,000. (See Note 7. Intangible Assets).

The Company also identified that the long-lived asset “Patents”, which have international and U.S. based patents, as the asset group. The Company evaluated its patents and identified expired international patent applications (“expired assets”) for the year ended December 31, 2024. The Company determined there were no further plans to put resources toward these international patent applications. The group of expired patents carrying value was set to its salvage value which is zero given no future cash flows.

For the year ended December 31, 2024, the Company recorded an $118,831 impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its consolidated statement of operations, to adjust the expiring assets salvage value of zero. There were no impairment charges for the year ended December 31, 2023.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2024 and December 31, 2023 (see Note 11. Income Taxes).

There are no uncertain tax positions that would require recognition in the consolidated financial statements. If the Company were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax would be reported as income taxes. Management’s conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon on ongoing analysis of or changes in tax laws, regulations and interpretations thereof as well as other factors.

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 9(1) shares of the Company’s common stock. In addition, the Company issued 426(1) common stock warrants as a part of the private placement offering. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable.  The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense).

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

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the years ended December 31, 2024 and 2023 were $237,396 and $413,170, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of December 31, 2024 and December 31, 2023.

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is the executive management team, its Chief Executive Officer and Chief Financial Officer. The executive management team manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

The one operating segment generates revenues from EAS subscriptions with relative add-on offerings such as hardware revenue and other revenue (i.e., deployment/set up costs) and fixed-price NRE contracts related to customer-specific configuration that consist of several independent phases and include design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations.

For the Company’s one segment, the executive management team use revenue and net loss to allocate resources, both reported on the Consolidated Statement of Operations as Revenue and Net loss. The executive management team also uses revenue and net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities. The measure of segment assets is reported on the Consolidated Balance Sheet as Total assets.

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

Nature of Products and Services and Revenue Recognition from (a) subscription of our Enterprise Autonomy Service (“EAS”), (b) nonrecurring engineering services under fixed fee arrangements (“NRE services”), (c) product sales of hardware to customers and distributors, and (d) other, are recognized as follows:

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

For the years ended December 31, 2024 and 2023, subscription revenue was $24,114 and $15,128, respectively.

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

For the years ended December 31, 2024 and 2023, NRE revenue was $0 and $1,420,000, respectively.

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

For the years ended December 31, 2024 and 2023, hardware revenue was $295,010 and $38,622, respectively.

Other

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

For the years ended December 31, 2024 and 2023, other revenue was $49,014 and $15,567 respectively.

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

Material Rights

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

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the year ended December 31, 2024 and 2023, respectively.

	2024	2023
Customer A	*	36.9%
Customer B	*	58.4%
Customer C	73.2%	*

*	Below 10%

There was $448,780 from these customers in accounts receivable at December 31, 2024 and $3,200 from these customers in accounts receivable at December 31, 2023.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024. The Company updated the segment reporting footnote above based on this standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had contract assets of $3,007 and contract liabilities of $3,333 as of December 31, 2024. The Company had no contract assets and no liabilities as of December 31, 2023.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Costs are recognized over the life of the contract or when the respective milestone has been completed as cost of revenue. The Company had deferred contract costs totaling $120,793 and $0 as of December 31, 2024 and December 31, 2023, respectively. Deferred contract costs are included in prepaid and other current assets in the consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of December 31, 2024 and December 31, 2023, the amortized cost of the Company’s U.S. government treasury bills totaled $0 and $4.6 million, respectively, which approximated their fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of December 31, 2024. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2024	December 31, 2023
Inventory	$150,241	$–
Prepaid Expenses	303,803	385,474
Security Deposits	160,149	155,729
Tax Receivables	765,598	765,697
Receivables and current assets	585,431	9,526
Total prepaid and expenses and other current assets	$1,965,222	$1,316,426

Property and Equipment, Net

Property and equipment were reclassified to better reflect their appropriate categories within the fixed asset register. These reclassifications did not have a significant impact on the overall asset values or depreciation expense. Property and equipment is comprised of the following:

	December 31,	December 31,
	2024	2023
Automobiles (DMV-registered)	$128,862	$276,677
Machine, tools and equipment	660,155	506,167
Computers and equipment	389,007	338,155
Capitalized software	950,832	342,136
Furniture and fixtures	66,182	178,491
Leasehold improvements	221,977	221,977
Testing equipment (Work in Progress)	687,986	458,406
Property and equipment, gross	3,105,001	2,322,009
Less: accumulated depreciation and amortization	(785,599)	(835,337)
Total property and equipment, net	$2,319,402	$1,486,672

Depreciation expense for the years ended December 31, 2024 and 2023 was $214,494 and $312,253, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $28,333 and $41,250 as of December 31, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31, 2024	December 31, 2023
Credit card payable	$2,050	$1,103
Accrued expenses	788,948	112,786
Deferred revenue	769,180	101,500
Accrued payroll	1,314,038	985,753
Total accrued expenses and other current liabilities	$2,874,216	$1,201,142

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

The Company’s future lease payments under the non-cancellable lease as of December 31, 2024, which are presented as lease liabilities on the Company’s consolidated balance sheet, are as follows:

For the year ended December 31,	Operating Lease
2025	320,526
Less: imputed interest	(3,182)
Present value of lease liability	$317,344

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	0.42	1.42
Weighted-average discount rate	4.87%	3.05%

Lease expense was $678,037 and $601,913 for the years ended December 31, 2024 and 2023, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $694,373 and $591,656 for the years ended December 31, 2024 and 2023, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$1,425,689	$–	$–	$–	$1,425,689
Patents	611,072	(41,856)	–	(118,831)	450,385
Trademark	45,000	(26,000)	–	–	19,000
Total intangible assets	$2,081,761	$(67,856)	$–	$(118,831)	$1,895,074

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$542,692	$-	$-	$-	$542,692
Patents	539,840	(20,117)	-	-	519,723
Trademark	45,000	(23,000)	-	-	22,000
Rights to intellectual property	100,000	(20,000)	(50,000)	(30,000)	-
Total intangible assets	$1,227,532	$(63,117)	$(50,000)	$(30,000)	$1,084,415

Amortization expense for each of the years ended December 31, 2024 and 2023 was $24,739 and $27,372, respectively. There was no amortization expense for the developed software for the years ended December 31, 2024 and 2023.

ASC 360, Property, Plant, and Equipment, defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present. The Company determined the Triggering Events in conjunction with preparation of its financial statements for the year ended December 31, 2024 provided such indication.

Next, the Company must review the long-lived assets to define asset group(s) that would reflect the lowest level of assets to which discrete cash flows are identifiable, and test these asset groups for impairment.

In performing this review, the Company identified that the long-lived asset “Patents”, which have international and U.S. based patents, as the asset group. The Company evaluated its patents and identified expired international patent applications (“expired assets”) for the year ended December 31, 2024. The Company determined there were no further plans to put resources toward these international patent applications. The group of expired patents carrying value was set to its salvage value which is zero given no future cash flows.

For the year ended December 31, 2024, the Company recorded a $118,831 impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its consolidated statement of operations, to adjust the expiring assets salvage value of zero. There were no impairment charges for the year ended December 31, 2023.

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

It was determined for all remaining long-lived assets (excluding the Abandoned Asset) that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of December 31, 2024 and December 31, 2023.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
2025	$26,909
2026	26,909
2027	26,909
2028	26,909
2029	26,909
Thereafter	1,760,529
Total	$1,895,074

7. Capital Structure

Common Stock

As of December 31, 2024 and 2023, the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share. As of December 31, 2024 and December 31, 2023, the Company had 199,110(1) and 5,147(1) shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

On January 30, 2025, the Company’s stockholders voted to authorize the Company’s Board of Directors to effect a reverse stock split of the outstanding shares of common stock within a range of 1-for-5 to 1-for-150. On January 30, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-150 ratio, which reverse split became effective in the market on February 18, 2025.

The Company’s primary reasons for effecting the reverse stock splits was to increase the per share price of our common stock to meet Nasdaq’s minimum bid price requirement for continued listing on Nasdaq.

Common Stock Offerings

On December 30, 2024, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 44,333(2) shares of its common stock, par value $0.00001 per share at a purchase price of $90(2) per share and 55,667(2) pre-funded warrants to purchase shares of Common Stock, at a purchase price of $89.985(2) per Pre-Funded Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 31, 2024. The Company received net proceeds of approximately $8.1 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507(2) units at a public offering price per Unit of $241.50(2) with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875(2) per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875(2) and (ii) 62,309(2) pre-funded units at a public offering price of $241.485(2) per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015(2) per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 23, 2024. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other estimated offering expenses associated with the offering that are payable by the Company.

(2)	All information has been retroactively adjusted to reflect the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 3,333(1) shares of common stock in a public offering, which included: (i) 1,320(1) shares of common stock, and (ii) pre-funded warrants to purchase 2,013(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.15(1). Each share of common stock was sold at an offering price of $1,500(1), and each Pre-Funded Warrant was sold at an offering price of $1,499.85(1). The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The Company determined the fair value of the Series A and Series B warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The offering closed on April 25, 2024. On May 3 2024, the Company closed on the sale of an additional 136(1) shares of common stock, upon exercise by the underwriter of the over-allotment option. The Company received net proceeds of approximately $4.6 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 2,222(1) shares of common stock in a public offering, which included: (i) 765(1)  shares of common stock, and (ii) pre-funded warrants to purchase 1,458(1)  shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.15(1). Each share of common stock was sold at an offering price of $2,250(1), and each Pre-Funded Warrant was sold at an offering price of $2,249.85(1). The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 12, 2023. The Company received net proceeds of approximately $4.5 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of December 31, 2024, a total of 4,524(1) shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement. As of December 31, 2024, the Company has received net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465.

Private Placement Offering

On November 12, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which we sold, in a private placement, senior notes with an aggregate principal amount of $4,375,000 (the “Notes”), and received proceeds before expenses of $3,500,000. The Notes matured on February 12, 2025, with 20% interest rate. As consideration for entering into the SPA, we issued a total of 2,701(1) shares of common stock of the Company to the Purchasers on November 13, 2024. The common stock and the Notes were recorded at the relative fair values in accordance with ASC 470-20-25-2. The placement agent fee and other offering expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. The amortization of the debt discount and issuance costs was recorded in interest income (expense) on the consolidated statement of operations. As of December 31, 2024, the Notes were paid in full.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

Common Stock Warrants

As a part of the securities purchase agreement on December 20, 2024, the following warrants were issued, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses(2):

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Series A	82,816	$301.88	January 2030	$5,268,691
Series B	82,816	$301.88	July 2027	17,075,456
Total	165,632			$22,344,147

The Company used the following assumptions:

	Series A Warrants	Series B Warrants
Fair value of underlying securities	$0.4689	$0.4689
Expected volatility	159.8%	159.8%
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.28%	4.28%

The Company subsequently remeasures the fair value of the Warrants each reporting period as long as the Warrants remains classified as a liability with changes in the fair value reported under other income (expense) on the consolidated statements of operations.

The following warrants were outstanding as of December 31, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)(1)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)(1)	426	$140,625	April 2027	6,071,114
Common stock (Series A)(2)	277,778	$90	January 2030	6,581,789
Common stock (Series B)(2)	82,816	$301.88	July 2027	21,122,138
Total	361,029			$33,945,438

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the Initial Public Offering and Private Placement warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements. The warrants are not marked-to-market each reporting period, and thus there is no impact to earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to common stock and additional paid-in capital in stockholders’ equity.

The Company used the following assumptions:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.
(2)	All information has been retroactively adjusted to reflect the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. In accordance with ASC 470-20, Debt, the Company allocated the proceeds of the deal based on the relative fair values for the Series A and Series B warrants. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements.

The Company used the following assumptions:

	Series A Warrants	Series B Warrants
Fair value of underlying securities	$0.85	$0.85
Expected volatility	161.78%	161.78%
Expected term (in years)	5.0	5.0
Risk-free interest rate	4.29%	4.29%

The following warrants were outstanding as of December 31, 2023, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses(1):

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	9	$140,625	October 2026	$170,397
Common stock (Private Placement)	473	$40,650	April 2027	6,745,681
Total	482			$6,916,078

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

	Years Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(29,252,284)	$(22,811,230)

Basic and diluted weighted average common shares outstanding(1)	13,221	3,494

Loss per share:
Basic and diluted	$(2,212.56)	$(6,528.92)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

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

In November 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 334(1) shares of common stock. In June 2024, the shareholders of the Company approved an amendment to allow an annual increase to the 2021 Plan equal to the least of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board.

As of December 31, 2024 and December 31, 2023, approximately 614(1) and 44(1) shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period.  Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of December 31, 2024, and activity during the year end then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2023	175,063	$104.24	7.37	$42,530
Granted	7,566	10.14
Exercised	-	-		600
Cancelled/forfeited	(20,229)	128.30
Outstanding as of December 31, 2024	162,400	$96.89	6.31	$-
Vested and expected to vest at December 31, 2024	162,400	$96.89	6.31	$-
Vested and exercisable at December 31, 2024	110,081	$96.63	5.43	$-

The following table summarizes information about the Company’s RSUs as of December 31, 2024, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2023	1,764	$278.33
RSUs granted	2,160	11.18
RSUs vested	(1,566)	243.72
RSUs forfeited	-	-
Unvested Shares at December 31, 2024	2,358	$56.59

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

The weighted average per share grant-date fair value of options granted during the year ended December 31, 2024 and 2023 was $5.59 and $36.24, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in December 31, 2024 and 2023:

	December 31,
	2024	2023
Fair value of common stock	$10.14	$36.24
Expected term (in years)	6.02	6.02
Risk-free rate	3.96%	4.03%
Expected volatility	54.76%	52.85%
Dividend yield	0%	0%

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

We recorded stock-based compensation expense from stock options and RSUs of approximately $2,449,191 and $3,208,103, during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was approximately $3.45 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 2.05 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended December 31, 2023 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

Domestic and international pre-tax loss consists of the following:

	December 31,
	2024	2023
United States	(29,252,284)	(22,812,381)
International	-	1,150
Loss before income taxes	(29,252,284)	(22,811,231)

For the years ended December 31, 2024 and 2023, income tax expense attributable to operations is immaterial.

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2024 and 2023 as a result of the following:

	December 31,
	2024	2023
Federal tax at statutory rate	$(6,142,980)	$(4,790,600)
State income taxes	(218,456)	(815,249)
Stock based compensation	180,319	276,371
Foreign taxes	-	-
Tax credits	(1,039,015)	(1,071,338)
Nondeductible items	26,970	(142,058)
Valuation allowance	5,327,801	5,517,860
Deferred true up	1,165,581	1,320,182
Rate change	717,809	(247,773)
Other items	(18,029)	(47,395)
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are as following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$36,178,997	$32,935,845
Research and development credits	7,006,591	5,938,775
Intangibles	880,481	1,192,900
Fixed assets	(181,103)	67,200
Stock based compensation	452,339	410,323
Accruals and reserves	281,367	146,482
Deferred revenue	21,751	-
Lease liability	69,025	245,790
Capitalized research costs	5,280,797	3,905,973
Other	8,639	6,876
Gross deferred tax assets	49,998,884	44,850,164
Valuation allowance	(49,934,084)	(44,606,284)
Total deferred tax assets	64,800	243,880
Deferred tax liabilities:
Right of use asset	(64,800)	(243,880)
Deferred project costs	-	-
Total deferred tax liabilities	(64,800)	(243,880)
Net deferred tax assets	$-	-

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2024, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $5,327,800 and $5,517,861, respectively.

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $135,535,743 and $118,976,193, respectively, which will begin to expire in 2034 with $100,198,546 of our federal net operating loss carryforward lasting indefinitely.

As of December 31, 2024, the Company had federal and state research credit carryforwards of approximately $6,906,816 and $3,927,341, respectively. The federal research credit carryforwards will begin to expire in 2033 while the California research credits carry forward have an indefinite life.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic, including among other items, several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. In 2023, we assessed our eligibility to claim a refund of employer taxes available under the Employee Retention Credit provisions of the CARES Act. For the year ended December 31, 2023, we calculated eligible credits of approximately $763,624 provided by the CARES Act, which have been recognized as offsets to salaries costs in operating expenses. As of December 31, 2024 and 2023, the aggregate eligible credit amount has been accrued as a receivable on our consolidated balance sheets.

The following table reflects changes in gross unrecognized tax benefits:

	December 31,
	2024	2023
Balance at beginning of year	$2,545,189	$2,086,044
Increase in balance related to tax positions taken during the current year	445,293	459,145
Increase in balance related to tax positions taken during prior years	12,343	-
Decrease in balance related to prior year tax positions	-	-
Decrease in balance related to settlement with tax authorities	-	-
Balance at end of year	$3,002,825	$2,545,189

As of December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $3,002,825 and $2,545,189, respectively, which does not include any reserved interest or penalties. As of December 31, 2024, $3,002,825 of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's has not recorded any interest or penalties related to its unrecognized tax benefits for 2024 or 2023.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2020 for state purposes, except in certain limited circumstances.

However, due to the fact that the Company had loss and credits carried forward in some jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. To avoid litigation and minimize costs, the Company has agreed in principle, subject to final documentation, to a one-time payment of $500,000 to settle a contract dispute, which payment is included in accrued expenses as of December 31, 2024.

There was no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2023.

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

14. Subsequent Events

Series B Warrants Exercises

As of February 28, 2025, all the Series B warrants, in connection with the securities purchase agreement in December 2024, were exercised for a total of 232,919,252 shares.

Nasdaq Compliance

On February 6, 2025, the Company received a notification letter from The Nasdaq Stock Market advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, the Company’s securities are subject to delisting from Nasdaq unless the Company requests an appeal of this determination by February 13, 2025. The Company timely requested an appeal of the determination, and a hearing is scheduled for March 18, 2025. On February 18, 2025, the Company effected a reverse stock split of its common stock and the Company’s common stock has traded above $1.00 since the effectuation of the reverse stock split.

Reverse Stock Split

On January 30, 2025, the Company’s stockholders voted to authorize the Company’s Board of Directors to effect a reverse stock split of the outstanding shares of common stock within a range of 1-for-5 to 1-for-150. On January 30, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-150 ratio, which reverse split became effective in the market on February 18, 2025. Accordingly, all share and per share data included in the consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the impact of the reverse stock split.

The Company’s primary reasons for effecting the reverse stock split was to increase the per share price of our common stock to meet Nasdaq’s minimum bid price requirement for continued listing on Nasdaq. The total pro forma shares outstanding after the reverse stock split are 1,751,906.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective except as disclosed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility on estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles expect as disclosed below. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

During the assessment of our internal controls over financial reporting, the following was identified as a material weakness: Ineffective oversight of third parties engaged to assist in the Company's financial reporting process. The SEC defines ‘material weakness’ as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. While we are in the process of adopting remediation procedures related to this identified material weakness, there can be no assurance that such remedies will be effective. In addition, if this is not remediated, we will be unable to certify that our internal control over financial reporting is effective. There can be no assurance that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Except as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation

In order to remediate the material weakness, we will consider hiring an additional third-party expert to review and validate the work performed by the initial third-party expert for complex accounting transactions.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Employment Agreement

On March 6, 2025, the Company entered into a letter agreement with Lior Tal, its CEO (the “Letter Agreement”), amending his employment agreement dated January 1, 2022 (the “Employment Agreement”). Pursuant to the Letter Agreement, Mr. Tal’s Employment Agreement was amended to provide for (i) a modification of his annual base salary to $640,000 effective January 1, 2025, (ii) a modification of his annual bonus to be eligible to earn an annual performance bonus in the target amount of up to $640,000 (the “Annual Bonus”), (iii) Mr. Tal shall be eligible to earn a special bonus for performance for 2025 of up to $1,000,000 (“2025 Special Bonus”), payable in January 2026, and (iv) Mr. Tal shall be eligible to earn a time-based 2025-2026 special bonus of up to $1,600,000 (the “2025-2026 Special Bonus”), payable in eight (8) quarterly installments of $200,000, with the first installment to be paid following Q1 2025, subject to such terms included in the Letter Agreement. Unless otherwise agreed in writing by the parties in a mutually executed amendment to the Employment Agreement, no special bonuses shall be paid after 2026, and the non-payment of any special bonus after 2026 shall not constitute “Good Reason” within the meaning of the Employment Agreement. Neither the 2025 Special Bonus nor the 2025-2026 Special Bonus shall be included in the Severance or the CIC Severance as such terms are defined in the Employment Agreement

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is filed herewith as Exhibit 10.33.

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

Name	Age	Position	Class of Director
Lior Tal	51	Chief Executive Officer, Chairman of the Board of Directors and Director	I
Donald Alvarez	60	Chief Financial Officer and Director	I
Ben Landen	37	Vice President of Business Development	-
Karen Macleod	61	Director	II
Colleen Cunningham	62	Director	III
James McDonnell	70	Director	II

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

Donald Alvarez

Mr. Alvarez has served as the Company’s Chief Financial Officer since June 2021 and a Director since August 2023. Prior to joining the Company, Mr. Alvarez was the vice president of finance of the International Council of Shopping Centers from 2017 to August 2020. During his time at the International Council of Shopping Centers, Mr. Alvarez helped improve internal controls, increase productivity and reduce cost. Mr. Alvarez was active in renegotiating merchant credit card fees. He also implemented a company-wide, annual budget process and deployment of a new budgeting software tool. From 2015 to 2017, Mr. Alvarez was vice president of finance of QuVa Pharma, Inc. (“QuVa”), where he helped create an accounting and finance department. From 2011 to 2014, Mr. Alvarez was the national managing partner, COO and CFO of Tatum, a Randstand Company (“Tatum”). During his time with Tatum, Mr. Alvarez oversaw a business turnaround that significantly improved Tatum’s financial performance. Mr. Alvarez has held several other senior financial and operational roles in both private and public companies, including CFO of Broadband Discovery Systems, Inc., CFO of Fatbrain.com, CFO of Shop.com, and Regional Managing Director of Resources Global Professionals. Mr. Alvarez began his career in the audit and assurance practice of Deloitte where he spent seven years. Mr. Alvarez holds a BS in Business Administration from California State University, East Bay.

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

Non-Executive Directors

Karen Macleod

Ms. Macleod was the founder and chief executive officer of The Arete Group, LLC from 2015 to 2021. She was president of Tatum, Randstand Holdings NV Company from 2011 to 2014.  Ms. Macleod was president of Resources Connection, Inc. North America from 2004 to 2009 and previously served in other capacities after joining the firm in 1996.  She was a senior manager at Deloitte from 1985 to 1994.  Ms. Macleod has served on the board of directors at Lakeland Hills YMCA since 2020, chair of the finance committee since 2023 and member of the executive committee in 2023.  She has also served on the board of directors and member of the audit committee of the FWA of New York from 2018 to 2021, the Track Group Inc. since 2016, Overland Solutions from 2006 to 2013, and Resource Connection, Inc. from 1998 to 2009.

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases. A copy of such policy is filed hereto as Exhibit 19.1.

Item 11. Executive Compensation

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Award ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lior Tal	2024	$500,000	$1,000,000		$-	$-	$-	$-	$-	$1,500,000
CEO	2023	500,000	300,000		-	288,456	-	-	-	1,088,456

Donald Alvarez	2024	$300,000	$60,000	$		-	$-	$-	$-	$360,000
CFO	2023	300,000	60,000		-	48,096	-	-	-	408,096

Ben Landen	2024	$250,000	$50,000		$-	-	$-	$-	$-	$300,000
VP of Business Development	2023	250,000	50,000		-	24,800	-	-	-	324,800

Executive Employment Agreements

Lior Tal

On January 1, 2023, we entered into an employment agreement (the “Employment Agreement”) with our Chief Executive Officer, Lior Tal, which agreement superseded and replaced the offer letter entered into by and between the Company and Mr. Tal on April 17, 2016.

Pursuant to the Employment Agreement, as compensation for his services as Chief Executive Officer of the Company, Mr. Tal will receive: (1) a salary of $500,000 per annum (the “Base Salary”) and commensurate benefits; (2) eligibility, subject to Mr. Tal’s continued employment with the Company, to earn an annual performance based bonus in the target of 60% of his Base Salary; (3) eligibility, also subject to Mr. Tal’s continued employment with the Company, to participate in the Company’s 2013 Equity Incentive Plan, the Company 2021 Incentive Plan, or any successor plan, subject to the terms of such plan; and (4) entitlement, also subject to Mr. Tal’s continued employment with the Company, to reimbursement for all reasonable and necessary out-of-pocket business, entertainment, and travel expenses incurred by Mr. Tal in connection with the performance of Mr. Tal’s duties as the Company’s Chief Executive Officer and the Company’s expense reimbursement policies and procedures. On February 24, 2025, the Compensation Committee of the Board of Directors of the Company approved a payment of $300,000 as a bonus, in accordance with Mr. Tal’s Employment Agreement. Additionally, the Compensation Committee approved a discretionary bonus payment of $700,000 to Mr. Tal.

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

On March 6, 2025, the Company entered into a letter agreement with Lior Tal, its CEO (the “Letter Agreement”), amending the Employment Agreement. Pursuant to the Letter Agreement, Mr. Tal’s Employment Agreement was amended to provide for (i) a modification of his annual base salary to $640,000 effective January 1, 2025, (ii) a modification of his annual bonus to be eligible to earn an annual performance bonus in the target amount of up to $640,000 (the “Annual Bonus”), (iii) Mr. Tal shall be eligible to earn a special bonus for performance for 2025 of up to $1,000,000 (“2025 Special Bonus”), payable in January 2026, and (iv) Mr. Tal shall be eligible to earn a time-based 2025-2026 special bonus of up to $1,600,000 (the “2025-2026 Special Bonus”), payable in eight (8) quarterly installments of $200,000, with the first installment to be paid following Q1 2025, subject to such terms included in the Letter Agreement. Unless otherwise agreed in writing by the parties in a mutually executed amendment to the Employment Agreement, no special bonuses shall be paid after 2026, and the non-payment of any special bonus after 2026 shall not constitute “Good Reason” within the meaning of the Employment Agreement. Neither the 2025 Special Bonus nor the 2025-2026 Special Bonus shall be included in the Severance or the CIC Severance as such terms are defined in the Employment Agreement.

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

Severance and Change of Control Agreements

We have entered into a Severance and Change of Control Agreement (the “Severance Agreement”) with Ben Landen, our Vice-President of Business Development. The Severance Agreement provides for a lump sum payment to the officer if the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates its employment for Good Reason (as defined in the Severance Agreement) or in the case of a Change of Control (as defined in the Severance Agreement) of the Company. The term, Change of Control, includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company's assets.

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

Severance and Change of Control Agreement

On May 15, 2024, we entered into a Severance and Change of Control Agreement (the “Severance Agreement”) with Donald Alvarez, the Chief Financial Officer of the Company. The Severance Agreement provides for a lump sum payment to the officer if the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates its employment for Good Reason (as defined in the Severance Agreement) or in the case of a Change of Control (as defined in the Severance Agreement) of the Company. The term, Change of Control, includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

In the event that, the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates his employment for Good Reason (as defined in the Severance Agreement), or in the event of a termination within sixty days before or six months following the consummation of a Change of Control (as such events are defined in the Severance Agreement), then the Company will pay the officer (i) a lump sum amount equal to six months of the officer’s then current base salary, plus (ii) the annual bonus, pro-rated based on the officer’s termination date, or the lump sum amount equal to six months of the annual bonus if termination is as a result of a Change of Control, that the officer is eligible to receive for the calendar year in which the officer’s termination occurs assuming Company performance is achieved at target (100% for both Company and personal performance), which will be payable within the period of time set forth in the Severance Agreement following the termination of employment, (iii) 25%, or 50% if termination is as a result of a Change of Control, of the then-unvested equity awards issued to the officer by the Company will be vested as of officer’s termination date or the Change of Control date (if later), and (iv) 6 months of COBRA premium payments based on the coverages in effect as of the date of the officer’s termination of employment. All of the officer’s severance benefits are subject to his execution of a release in a form reasonably acceptable to the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2024, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lior Tal (Chief Executive Officer)	226	—	$1,950	4/5/27; 3/22/28	—	—
	133	—	$3,330	5/30/28	—	—
	73	35	$43,200	7/25/31	—	—
	79	73	$14,663	11/7/32	—	—
	17	45	$3,758	11/6/33

Donald Alvarez Chief Financial Officer)	24	4	$43,200	7/25/31	—	—
	17	16	$14,663	11/7/32
	4	10	$3,758	11/6/33

Ben Landen (Vice President of Business Development)	10	-	$3,450	11/4/29	—	—
	6	1	$43,200	7/25/31
	3	1	$21,750	3/21/32
	9	9	$14,663	11/7/32	—	—
	2	5	$3,758	11/6/33

Compensation of Directors

Each of our independent directors receives annual cash compensation of $35,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee receives an annual compensation of $20,000, $15,000 and $15,000, respectively; and the lead independent director receives an annual cash compensation of $15,000. Each independent director receives (i) an initial award of $270,000 in restricted stock units of the Company to which shall be awarded on May 1st of each fiscal year and which will vest monthly over three (3) years, and (ii) an annual award of $180,000 in restricted stock units of the Company, which shall be granted on May 1st of each fiscal year and which will vest in its entirety one (1) year from the grant date.

The following table sets forth the summary compensation information (described above) for each of our non-employee directors for the fiscal year ended December 31, 2024:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karen Macleod	50,417	5,608	-	-	-	-	56,025
Colleen Cunningham	50,417	5,608	-	-	-	-	56,025
James McDonnell	55,000	5,608	-	-	-	-	60,608

Actions to Recover Erroneously Awarded Compensation

At no time during the last fiscal year was the Company required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to our Clawback Policy as attached as Exhibit 97.1 to this Annual Report.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read and sign the Company’s Insider Trading Policy as attached hereto as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider MNPI to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of MNPI in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such MNPI.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of MNPI for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of February 28, 2025 by (i) any person or group beneficially owning more than 10% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of the date of February 28, 2025. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Cyngn Inc., 1015 O’Brien Drive, Menlo Park, CA 94025.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors and Officers:
Lior Tal(2)	551	*
Donald Alvarez(3)	50	*
Ben Landen(4)	33	*
Karen Macleod(5)	11	*
Colleen Cunningham(6)	9	*
James McDonnell(7)	9	*
All Executive Officers and Directors as a Group (6 persons)	663	0.04%

Beneficial owners of more than 5%:
Entities affiliated with Anson(8)	88,810	5.07%
Entities affiliated with Bigger Capital(9)	727,124	41.50%

(1)	We have based our calculation of the percentage of beneficial ownership on 1,751,906 shares of common stock outstanding on February 28, 2025. We have deemed shares of common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(2)	Includes 37 shares of common stock held directly and 514 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2025.

(3)	Represents shares of common stock underlying 50 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 28, 2025.

(4)	Includes 3 shares of common stock held directly and 30 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 28, 2025.

(5)	Represents shares of common stock underlying 2 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 28, 2025.

(6)	Represents shares of common stock underlying 1 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 28, 2025.

(7)	Represents shares of common stock underlying 1 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of February 28, 2025.

(8)	Based solely on a Schedule 13G filed with the SEC on February 14, 2025 by entities and individuals affiliated with Anson. Represents 88,810 shares, of which 14,802 are directly owned by Anson Funds Management LP, 14,802 are directly owned by Anson Management GP LLC, 14,802 are directly owned by Tony Moore, 14,802 are directly owned by Anson Advisors Inc, 14,802 are directly owned by Amin Nathoo, and 14,802 are directly owned by Moez Kassam. The address of Anson Funds Management LP, Anson Management GP LLC and Mr. Moore is 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248, and the address of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam is 181 Bay Street, Suite 4200 Toronto, ON M5J 2T3.

(9)	Based solely on a Schedule 13G filed with the SEC on February 7, 2025 by entities and individuals affiliated with Bigger Capital. Represents 727,124 shares, of which 116,309 are directly owned by Bigger Capital Fund LP, 116,309 are directly owned by Bigger Capital Fund GP, LLC, 75,640 are directly owned by District 2 Capital Fund LP, 75,640 are held in nominee form for the benefit of persons associated with District 2 Capital LP, 75,640 are directly owned by District 2 GP LLC, 75,640 are directly owned by District 2 Holdings LLC, and 191,948 are directly owned by Michael Bigger. The address of Bigger Capital Fund LP, Bigger Capital Fund GP, LLC and Michael Bigger is 11700 W. Charleston Blvd. 170-659, Las Vegas, NV 89135, and the address of District 2 Capital Fund LP District 2 Capital LP, District 2 GP LLC, and District 2 Holdings LLC is 175 W. Carver Street, Huntington, NY 11743.

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

Share Reserve. The number of shares of our common stock available for issuance under our 2021 Plan is 42 (1) plus up to 572 (1) shares common stock that are reserved and not yet issued or subject to awards granted under the 2013 Plan or that have subsequently forfeited, expire or lapse unexercised or unsettled. There will also be an annual increase to be added as of the first day of the Company’s fiscal year equal to the least of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board; provided, however, that any shares from any such increases in previous years that are not actually issued shall continue to be available for issuance under the Plan.

(1)

All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

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

As of December 31, 2024 and 2023, the number of shares of common stock were reserved and available for issuance under the 2021 Plan is 92,068 and 6,565, respectively.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	162,400	$96.89	-

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed by CBIZ Inc. for the fiscal years ended December 31, 2024 and 2023, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2024	2023
Audit fees(1)	$253,240	$230,000
Audit-related fees(2)	114,400	128,800
Total fees	$367,640	$358,800

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.

(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statements on Form S-3 and Form S-1 and engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6	Fifth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
3.7	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275530) filed with the SEC on November 28, 2023.
3.8	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2024.
3.9*	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated January 30, 2025.
3.10	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated February 7, 2025 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025.
3.11	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.12	Amendment No. 1 to Amended and Restate Bylaws, effective May 7, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024.
4.1	Description of Registrant’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended December 31, 2021)
10.1	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.

10.3	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	Amendment to 2021 Equity Incentive Plan incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 31, 2024.
10.6	Amendment to 2021 Equity Incentive Plan incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 21, 2024.
10.7	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.8	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.9	Employment Agreement by and between Cyngn Inc. and Lior Tal dated as of January 1, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023.
10.10	Engagement Letter dated April 27, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.11	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.12	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.13	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.14	Form of Pre-Funded Warrants incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.15	ATM Sales Agreement by and between the Company and Virtu Americas LLC, dated May 31, 2023 incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on May 31, 2023
10.16	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 8, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.17	Form of Pre-funded Warrant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.18	Form of Severance and Change of Control Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

10.19	Severance and Change of Control Agreement by and between Cyngn Inc. and Donald Alvarez dated May 15, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024.
10.20	Form of Securities Purchase Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.21	Form of Note dated November 12, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.22	Form of Registration Rights Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.23	Form of Lock-Up Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.24	Form of Placement Agent Agreement incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.25	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.26	Form of Series A Warrant incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.27	Form of Form of Series B Warrant incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.28	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.29	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 19, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.30	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.31	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.32	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 30, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.33*	Amendment to Employment Agreement by and between Cyngn Inc. and Lior Tal dated March 6, 2025.
19.1*	Insider Trading Policy, effective October 14, 2021
21.1	List of Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97	Cyngn Inc. Clawback Policy, effective November 7, 2023 incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNGN INC.

By:	/s/ Lior Tal
Lior Tal
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 6, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lior Tal	Chief Executive Officer and Director	March 6, 2025
Lior Tal	(Principal Executive Officer)

/s/ Donald Alvarez	Chief Financial Officer and Director	March 6, 2025
Donald Alvarez	(Principal Financial and Accounting Officer)

/s/ Karen Macleod	Director	March 6, 2025
Karen Macleod

/s/ Colleen Cunningham	Director	March 6, 2025
Colleen Cunningham

/s/ James McDonnell	Director	March 6, 2025
James McDonnell