Form 10-Q
period 2025-03-31
Cyngn Inc.
filed 2025-05-08
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, the issuer had 1,751,906 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$1,002,331	$23,617,733
Short-term investments	15,336,402	–
Prepaid expenses and other current assets	2,388,167	1,965,222
TOTAL CURRENT ASSETS	18,726,900	25,582,955

Property and equipment, net	2,440,434	2,319,402
Right of use asset, net	119,801	297,918
Intangible assets, net	2,543,318	1,895,074
Security Deposit	518,584	–
TOTAL ASSETS	$24,349,037	$30,095,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$281,666	$297,778
Accrued expenses and other current liabilities	1,796,894	2,874,216
Current operating lease liability	127,572	317,344
TOTAL CURRENT LIABILITIES	2,206,132	3,489,338

Warrant liability	–	15,012,361
TOTAL LIABILITIES	2,206,132	18,501,699

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, Par $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–
Common stock, Par $0.00001; 200,000,000 shares authorized, 1,751,906 and 199,110(1) shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18	2
Additional paid-in capital(1)	219,005,632	200,863,551
Accumulated deficit	(196,862,745)	(189,269,903)
Total stockholders’ equity	22,142,905	11,593,650
Total Liabilities and Stockholders’ Equity	$24,349,037	$30,095,349

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

REVENUE	$47,152	$5,513
COSTS AND EXPENSES
Cost of revenue	11,813	113,776
Research and development	2,106,910	3,154,695
General and administrative	3,143,462	2,703,401
TOTAL COSTS AND EXPENSES	5,262,185	5,971,872
LOSS FROM OPERATIONS	(5,215,033)	(5,966,359)

OTHER INCOME (EXPENSE), NET
Interest income, net	74,819	1,327
Change in fair value of warrant liability	(2,544,518)	–
Other income (expense), net	91,890	(5,047)
TOTAL OTHER INCOME (EXPENSE), NET	(2,377,809)	(3,720)

NET LOSS	$(7,592,842)	$(5,970,079)

Net loss per share attributable to common stockholders, basic and diluted	$(6.60)	$(422.87)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	1,150,882	14,118

(1)

All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
March 31, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024(1)	–	–	199,110	$2	$200,863,551	$(189,269,903)	$11,593,650
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,428	–	7,634,428
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	9,971,690	–	9,971,706
Stock-based compensation	–	–	–	–	536,244	–	536,244
Net loss	–	–	–	–	–	(7,592,842)	(7,592,842)
Balance as of March 31, 2025	–	$–	1,751,906	$18	$219,005,632	$(196,862,745)	$22,142,905

Three Months Ended	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Total Stockholders’
March 31, 2024	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity
Balance as of December 31, 2023	–	–	5,147	$–	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs	–	–	882	–	2,652,110	–	2,652,110
Exercise of stock options and vesting of restricted stock units	–	–	1	–	–	–	–
Issuance of common stock and pre-funded warrants in connection with the public offering	–	–	691	–	(53)	–	(53)
Stock-based compensation	–	–	–	–	654,024	–	654,024
Net loss	–	–	–	–	–	(5,970,079)	(5,970,079)
Balance as of March 31, 2024	–	$–	6,721	$–	$173,958,889	$(165,987,698)	$7,971,191

(1)

All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,592,842)	$(5,970,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,907	225,590
Stock-based compensation	536,244	654,024
Realized gain on short-term investments	(67,160)	(39,938)
Gain on asset	–	52,723
Change in fair value of warrant liability	2,544,518	–
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other assets	(941,529)	(185,689)
Accounts payable	33,888	51,714
Accrued expenses, lease liabilities, and other current liabilities	(1,267,094)	(628,739)
NET CASH USED IN OPERATING ACTIVITIES	(6,513,068)	(5,840,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(178,453)	(214,238)
Acquisition of intangible asset	(655,574)	(19,634)
Disposal of assets	1,960	–
Purchase of short-term investments	(23,015,397)	(1,787,016)
Proceeds from maturity of short-term investments	7,746,155	3,810,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,101,309)	1,789,112

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	–	2,652,110
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	(1,025)	–
Issuance costs for stock dividend and restricted stock units	–	(53)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,025)	2,652,057

Net increase (decrease) in cash and cash equivalents and restricted cash	(22,615,402)	(1,399,225)
Cash and cash equivalents and restricted cash, beginning of year	23,617,733	3,591,623
Cash and cash equivalents and restricted cash, end of year	$1,002,331	$2,192,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the period for interest and taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of property and equipment included in accounts payable and accrued expenses	$17,441	$27,552

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Cyngn Inc., together with its subsidiary (collectively, “Cyngn” or the “Company”), was incorporated in Delaware in 2013. The wholly owned subsidiary are Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015. The Company is headquartered in Menlo Park, CA.

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

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $7.6 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively. Accumulated deficit amounted to approximately $196.9 million and $189.3 million as of March 31, 2025 and December 31, 2024, respectively. Net cash used in operating activities was approximately $6.5 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of March 31, 2025, the Company’s unrestricted cash balance was approximately $1.0 million and short-term investments of approximately $15.3 million. As of December 31, 2024, the Company’s cash balance was approximately $23.6 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2024, and 2023, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that have had a material impact on the consolidated financial statements and the related notes.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year ending December 31, 2025. These unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair statement of all interim periods reported herein.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cyngn Inc. and its wholly owned subsidiaries, including the dissolved subsidiary Cyngn Philippines, Inc. The Company investigated economic viability in the Philippines in 2023 and determined it cost more to operate the subsidiary than any profit it could generate. Consequently, the subsidiary was shut-down, which had minimal impact on our condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of March 31, 2025 and December 31, 2024.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of March 31, 2025 and December 31, 2024, the Company had $1.0 million of cash and $15.3 million in short-term investments and $23.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of March 31, 2025 and December 31, 2024. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of March 31, 2025 and December 31, 2024.

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

Operating Leases

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three months ended March 31, 2025 and 2024.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $52,713, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero. (See Note 6. Intangible Assets). For the three months ended March 31, 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2025 and December 31, 2024 (see Note 11. Income Taxes).

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of March 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and have been fully exercised by March 31, 2025. Due to the Series A reclassification to equity and the exercising of the Series B warrants, the Company expensed the total of $0.9 million of liability issues costs to change in fair value of the warrant liability on the condensed consolidated statement of operations for the period ended March 31, 2025.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended March 31, 2025 and 2024 were $75,738 and $91,099, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of March 31, 2025 and December 31, 2024.

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

For the Company’s one segment, the executive management team use revenue and net loss to allocate resources, both reported on the condensed Consolidated Statement of Operations as Revenue and Net loss. The executive management team also uses revenue and net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities. The measure of segment assets is reported on the condensed Consolidated Balance Sheet as Total assets.

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

For the three months ended March 31, 2025 and 2024, subscription revenue was $11,859 and $2,727, respectively.

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

For the three months ended March 31, 2025 and 2024, NRE revenue was $0.

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

For the three months ended March 31, 2025 and 2024, hardware revenue was $9,938 and $2,786, respectively.

Royalty

Royalty revenue primarily consists of the licensing of the proprietary software that operates and is integrated into the DriveMod Kit. In these arrangements, the software is not distinct from the hardware, as it does not have standalone functionality without the underlying hardware and is highly interrelated with the operation of the hardware. As such, the Company accounts for the software and hardware as a single combined performance obligation and royalty revenue is recognized in the period in which the underlying products, DriveMod Kits, are sold.

For the three months ended March 31, 2025 and 2024, subscription revenue was $25,200 and $0, respectively.

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

For the three months ended March 31, 2025 and 2024, other revenue was $155 and $0 respectively.

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

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended March 31, 2025 and 2024, respectively.

	2025	2024
Customer A	14.3%	*
Customer B	53.4%	*
Customer C	22.2%	*
Customer D	10.0%	100.0%

*	Below 10%

There was $25,155 from these customers in accounts receivable at March 31, 2025 and $269,500 from these customers in accounts receivable at December 31, 2024.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had contract assets of $1,596 and contract liabilities of $7,314 as of March 31, 2025. The Company had contract assets of $3,007 and contract liabilities of $3,333 as of December 31, 2024.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Costs are recognized over the life of the contract or when the respective milestone has been completed as cost of revenue. The Company had deferred contract costs totaling $108,980 and $120,793 as of March 31, 2025 and December 31, 2024, respectively. Deferred contract costs are included in prepaid and other current assets in the condensed consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of March 31, 2025 and December 31, 2024, the amortized cost of the Company’s U.S. government treasury bills totaled $15.3 million and $0, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of March 31, 2025. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	March 31, 2025	December 31, 2024
Inventory	$902,161	$150,241
Prepaid Expenses	420,154	303,803
Short-term Security Deposits	160,149	160,149
Tax Receivables	763,657	765,598
Receivables and current assets	142,046	585,431
Total prepaid and expenses and other current assets	$2,388,167	$1,965,222

Property and Equipment, Net

Property and equipment is comprised of the following:

	March 31,	December 31,
	2025	2024
Automobiles (DMV-registered)	$128,862	$128,862
Machine, tools and equipment	662,924	660,155
Computers and equipment	387,046	389,007
Capitalized software	1,111,844	950,832
Furniture and fixtures	66,182	66,182
Leasehold improvements	221,977	221,977
Testing equipment (Work in Progress)	702,658	687,986
Property and equipment, gross	3,281,493	3,105,001
Less: accumulated depreciation and amortization	(841,059)	(785,599)
Total property and equipment, net	$2,440,434	$2,319,402

Depreciation expense for the three months ended March 31, 2025 and 2024 was $55,823 and $48,528, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $28,333 as of March 31, 2025 and December 31, 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2025	December 31, 2024
Credit card payable	$12,711	$2,050
Accrued expenses	232,767	788,948
Deferred revenue	742,458	769,180
Accrued payroll	808,958	1,314,038
Total accrued expenses and other current liabilities	$1,796,894	$2,874,216

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

The Company’s future lease payments under the non-cancellable lease as of March 31, 2025, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder of 2025	$128,211
Total lease payments	128,211
Less: imputed interest	(638)
Present value of lease liability	$127,573

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	0.17	0.42
Weighted -average discount rate	5.34%	4.87%

Lease expense was $157,297 and $180,660 for the three months ended March 31, 2025 and 2024, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $178,117 and $171,148 for the three months ended March 31, 2025 and 2024, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

The Company signed a new operating lease agreement on March 25, 2025, which will commence May 1, 2025, for office space in Mountain View, California, for a term of six and one half years.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$2,070,880	$–	$–	$–	$2,070,880
Patents	502,624	(48,436)	–	–	454,188
Trademark	45,000	(26,750)	–	–	18,250
Total intangible assets	$2,618,504	$(75,186)	$–	$–	$2,543,318

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$1,425,689	$–	$–	$–	$1,425,689
Patents	611,072	(41,856)	–	(118,831)	450,385
Trademark	45,000	(26,000)	–	–	19,000
Total intangible assets	$2,081,761	$(67,856)	$–	$(118,831)	$1,895,074

Amortization expense for the three months ended March 31, 2025 and 2024 was $7,330 and $5,914, respectively. There was no amortization expense for the developed software for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Company recorded a $0 and $52,723, respectively, impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of March 31, 2025 and December 31, 2024.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2025	$24,011
2026	26,909
2027	26,909
2028	26,909
2029	26,909
Thereafter	2,411,671
Total	$2,543,318

7. Capital Structure

Common Stock

As of March 31, 2025 and December 31, 2024, the Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2025 and December 31, 2024, the Company had 1,751,906 and 199,110(1) shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

The Company’s primary reason for effecting the reverse stock splits was to increase the per share price of our common stock to meet Nasdaq’s minimum bid price requirement for continued listing on Nasdaq.

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

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 3,333(1) shares of common stock in a public offering, which included: (i) 1,320(1) shares of common stock, and (ii) pre-funded warrants to purchase 2,013(1) shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.15(1). Each share of common stock was sold at an offering price of $1,500(1), and each Pre-Funded Warrant was sold at an offering price of $1,499.85(1). The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on April 25, 2024. On May 3, 2024, the Company closed on the sale of an additional 136(1) shares of common stock, upon exercise by the underwriter of the over-allotment option. The Company received net proceeds of approximately $4.6 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Private Placement Offering

On November 12, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which we sold, in a private placement, senior notes with an aggregate principal amount of $4,375,000 (the “Notes”), and received proceeds before expenses of $3,500,000. The Notes matured on February 12, 2025, with 20% interest rate. As consideration for entering into the SPA, we issued a total of 2,701(1) shares of common stock of the Company to the Purchasers on November 13, 2024. The common stock and the Notes were recorded at the relative fair values in accordance with ASC 470-20-25-2. The placement agent fee and other offering expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. The amortization of the debt discount and issuance costs was recorded in interest income (expense) on the condensed consolidated statement of operations. As of December 31, 2024, the Notes were paid in full.

Common Stock Warrants

The following warrants were outstanding as of March 31, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of March 31, 2025 utilizing the cashless exercise provision in the warrant agreement.

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)(1)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)(1)	426	$140,625	April 2027	6,071,114
Common stock (Series A)(2)	517,598	$48.30	January 2030	7,634,428
Total	518,033			$13,875,939

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.
(2)	All information has been retroactively adjusted to reflect the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

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

The Company used the following assumptions for March 31, 2025 and December 31, 2024:

	Initial Public Offering Warrants	Private Placement Warrants
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

Under ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, shareholder approval on January 30, 2025, initiated the price reset period, resulting in a fixed exercise price for the warrants. As such, the warrants were reclassified to equity and remeasured utilizing the Black Scholes model with the following assumptions:

Series A Warrants
Fair value of underlying securities	$14.75
Expected volatility	183.38%
Expected term (in years)	4.96
Risk-free interest rate	4.30%

The fair value of the Series B warrants were re-measured prior to exercise using the Black-Scholes model, now that the exercise price has been fixed, based on the following assumptions:

Series B Warrants
Fair value of underlying securities	$6.01 – 32.19
Expected volatility	162.99 – 190.53%
Expected term (in years)	2.46 – 2.49
Risk-free interest rate	4.18 – 4.30%

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. In accordance with ASC 470-20, Debt, the Company allocated the proceeds of the deal based on the relative fair values for the Series A and Series B warrants. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements for the year-ended December 31, 2024.

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

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the stock dividends and reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(7,592,842)	$(5,970,079)
Basic and diluted weighted average common shares outstanding	1,150,882	14,118 (1)
Loss per share:
Basic and diluted	$(6.60)	$(422.87)

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

As of March 31, 2025 and December 31, 2024, approximately 55,658 and 614(1) shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of March 31, 2025, and activity during the three month period then ended(1):

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	1,151	$14,665.36	7.37	$–
Granted	–	–
Exercised	–	–	–	–
Cancelled/forfeited	(48)	$15,482.75
Outstanding as of March 31, 2025	1,103	$14,629.79	5.98	$–
Vested and expected to vest at March 31, 2025	1,103	$14,629.79	5.98	$–
Vested and exercisable at March 31, 2025	757	$14,872.36	5.09	$–

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024. See Note 7, Capital Structure for details.

The following table summarizes information about the Company’s RSUs as of March 31, 2025, and activity during the three months then ended(1):

	Shares	Weighted- average grant date fair value
Unvested Shares at December 31, 2024	20	$21,957.75
RSUs granted	–	–
RSUs vested	(5)	82,800.00
RSUs forfeited	–	–
Unvested Shares at March 31, 2025	15	$1,677.00

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

The weighted average per share grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.00 and $8,550(1), respectively.

The following weighted average assumptions were used in estimating the grant date fair values on March 31, 2025 and 2024(1):

	March 31
	2025	2024
Fair value of common stock	$0.00	$0.20
Expected term (in years)	0.00	6.01
Risk-free rate	0.00%	4.10%
Expected volatility	0.00%	53.06%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $536,244 and $654,024, for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.8 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended March 31, 2025 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three months ended March 31, 2025 and 2024.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2025, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2025. To avoid litigation and minimize costs, the Company has agreed in principle, subject to final documentation, to a one-time payment of $500,000 to settle a contract dispute, which payment is included in accrued expenses as of December 31, 2024 and paid on March 18, 2025.

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

14. Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the condensed consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2025. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” and Cyngn refer to Cyngn Inc. and its condensed consolidated subsidiaries.

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

Recent Developments

Departure of Officer and Appointment of Officers

On May 6, 2025, the Company’s Board of Directors appointed Natalie Russell to serve as Interim Chief Financial Officer. Mrs. Russell was appointed to replace Donald Alvarez who on May 5, 2025, tendered his resignation as Chief Financial Officer of the Company. Mr. Alvarez’ resignation and Mrs. Russell’s appointment will take effect on June 6, 2025.

Mrs. Russell, age 29, joined the Company in March 2023 as Director of Accounting. Prior to joining the Company, Mrs. Russell was a Technical Accounting Manager at SOAProjects, Inc., from December 2022 to March 2023, where she specialized in technical accounting research and financial reporting for clients in the technology and life sciences industries. Mrs. Russell began her career in the audit and assurance practice of Ernst & Young from September 2017 to December 2022. Mrs. Russell is a Certified Public Accountant in the state of California. She holds a Bachelor of Science in Business Administration from the University of Dayton.

Also on May 6, 2025, the Company’s Board, named Martin Petraitis, Vice President of Sales, as a named executive officer. Mr. Petraitis, age 70, has served as the Company’s Vice President of Sales since November 2024. Mr. Petraitis brings over two decades of leadership experience in scaling revenue within technology-driven sectors, including automation, SaaS, and manufacturing systems. Prior to joining the Company, Mr. Petraitis led sales at Heartland Automation from 2020 to 2024, where he successfully pivoted the company from product-based offerings to high-value, solutions-focused services in the autonomous mobile robotics sector. His leadership in prior roles includes executive positions at Clearpath Robotics/OTTO Motors, from 2016 to 2020, Segue Manufacturing Services, from 2012 to 2016 and Brooks Automation from 1998 to 2006, where he scaled revenue to over $210M by championing strategic accounts and consultative sales methods. Mr. Petraitis holds an MSME and a BSME in mechanical engineering from the University of Colorado Boulder.

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

Nasdaq Compliance

On February 6, 2025, the Company received a notification letter from The Nasdaq Stock Market LLC advising that, for 30 consecutive business days preceding the notification letter, the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv) the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company has effected a reverse stock split over the prior one-year period or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. Accordingly, the Company’s securities are subject to delisting from Nasdaq unless the Company requests an appeal of this determination by February 13, 2025. The Company timely requested an appeal of the determination, and a hearing is scheduled for March 18, 2025. On February 18, 2025, the Company effected a reverse stock split of its common stock and the Company’s common stock has traded above $1.00 since the effectuation of the reverse stock split. On March 12, 2025, the Company received a letter from The Nasdaq Stock Market LLC stating that the Company had regained compliance with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq Stock Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Company will be subject to a mandatory panel monitor for a period of one year from March 12, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company is again out of compliance with the minimum bid price requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), then the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Nasdaq hearing panel (the “Panel”) or a newly convened hearing panel if the initial Panel is unavailable.

Reverse Stock Split

On January 30, 2025, the Company’s stockholders voted to authorize the Company’s Board of Directors to effect a reverse stock split of the outstanding shares of common stock within a range of 1-for-5 to 1-for-150. On January 30, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-150 ratio, which reverse split became effective in the market on February 18, 2025. Accordingly, all share and per share data included in the condensed consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the impact of the reverse stock split.

The Company’s primary reason for effecting the reverse stock split was to increase the per share price of our common stock to meet Nasdaq’s minimum bid price requirement for continued listing on Nasdaq.

Critical Accounting Policies and Estimates and Judgements

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified below that are considered critical, we make many other accounting estimates in preparing our condensed consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

The Company considers costs to develop software, warrants and share-based compensation to be critical accounting estimates and believes the associated assumptions and estimates to have the greatest potential impact on our condensed consolidated financial statements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of March 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and have been fully exercised by March 31, 2025. Due to the Series A reclassification to equity and the exercising of the Series B warrants, the Company expensed the total of $0.9 million of liability issues costs to change in fair value of the warrant liability on the condensed consolidated statement of operations for the period ended March 31, 2025.

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

During the three months ended March 31, 2025, the Company recognized $47,152 of revenue, substantially all related to EAS subscriptions, software royalties and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three months ended March 31, 2025, the Company reported cost of revenue of $11,813, consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the three months ended March 31, 2025 decreased by approximately $1.0 million or 32.3% to $2.1 million from approximately $3.1 million for the three months ended March 31, 2024. The decrease is primarily attributable the capitalization of costs related to capitalized software and customer contracts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended March 31, 2025 increased by approximately $0.4 million or 14.8% to $3.1 million from approximately $2.7 million for the three months ended March 31, 2024. The increase is primarily attributable to an increase in personnel related costs.

Interest Income (Expense), net

Interest income (expense) increased by $73,492 to $74,819 for the three months ended March 31, 2025 from $1,327 for the three months ended March 31, 2024. Interest income consists primarily of interest earned of $77,362 from the Company’s interest-bearing bank accounts, offset by interest expense of $2,543 related to the office lease.

Other Income (Expense), net

Other income (expense) increased by $2.4 million to $(2.5) million for the three months ended March 31, 2025 from $(5.0) thousand for the three months ended March 31, 2024. Other income (expense), net consists primarily of fair value remeasurement of $(2.5) million offset by realized gains earned on the Company’s short-term investments of $0.1 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of March 31, 2025, the Company had unrestricted cash of approximately $1.0 million and short-term investments of approximately $15.3 million. As of December 31, 2024, the Company had unrestricted cash of approximately $23.6 million.

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

Cash Flows

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $6.5 million, an increase of approximately $0.7 million or 12.1% compared to approximately $5.8 million for the three months ended March 31, 2024. The increase is primarily attributed to an increase in inventory related to the DriveMod Kits, an increase in personnel costs, and the fair value remeasurement of the warranty liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $16.1 million, a decrease of approximately $17.9 million compared to net cash provided by investing activities of approximately $1.8 million for the three months ended March 31, 2024. The decrease consists of purchases of short-term investments of approximately $23.0 million and approximately $0.8 million acquisition of intangible asset and capitalization of software offset by $7.7 million in short-term investment proceeds.

Financing activities

Net cash used in financing activities for the three months ended March 31, 2025 was $1.0 thousand, a decrease of approximately $2.7 million compared to $2.7 million for the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2024 was $2.7 million, which consisted of proceeds from the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective, expect as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K as of December 31, 2024, the following was identified as a material weakness during the fourth quarter of 2024: ineffective oversight of third parties engaged to assist in the Company’s financial reporting process. During the first quarter of 2025, the material weakness persisted. Management has revised the processes surrounding this material weakness and changes have been implemented but have not yet been fully tested. The Company believes the actions taken to remediate the material weakness are appropriate and the Company expects the material weakness to be fully remediated and tested during the third quarter of 2025. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Departure of Officer and Appointment of Officers

On May 6, 2025, the Company’s Board of Directors appointed Natalie Russell to serve as Interim Chief Financial Officer. Mrs. Russell was appointed to replace Donald Alvarez who on May 5, 2025, tendered his resignation as Chief Financial Officer of the Company. Mr. Alvarez’ resignation and Mrs. Russell’s appointment will take effect on June 6, 2025.

Mrs. Russell, age 29, joined the Company in March 2023 as Director of Accounting. Prior to joining the Company, Mrs. Russell was a Technical Accounting Manager at SOAProjects, Inc., from December 2022 to March 2023, where she specialized in technical accounting research and financial reporting for clients in the technology and life sciences industries. Mrs. Russell began her career in the audit and assurance practice of Ernst & Young from September 2017 to December 2022. Mrs. Russell is a Certified Public Accountant in the state of California. She holds a Bachelor of Science in Business Administration from the University of Dayton.

Also on May 6, 2025, the Company’s Board, named Martin Petraitis, Vice President of Sales, as a named executive officer. Mr. Petraitis, age 70, has served as the Company’s Vice President of Sales since November 2024. Mr. Petraitis brings over two decades of leadership experience in scaling revenue within technology-driven sectors, including automation, SaaS, and manufacturing systems. Prior to joining the Company, Mr. Petraitis led sales at Heartland Automation from 2020 to 2024, where he successfully pivoted the company from product-based offerings to high-value, solutions-focused services in the autonomous mobile robotics sector. His leadership in prior roles includes executive positions at Clearpath Robotics/OTTO Motors, from 2016 to 2020, Segue Manufacturing Services, from 2012 to 2016 and Brooks Automation from 1998 to 2006, where he scaled revenue to over $210M by championing strategic accounts and consultative sales methods. Mr. Petraitis holds an MSME and a BSME in mechanical engineering from the University of Colorado Boulder.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of May, 2025.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Donald Alvarez
Donald Alvarez
Chief Financial Officer
(Principal Financial and Accounting Officer)