Form 10-Q
period 2025-06-30
Cyngn Inc.
filed 2025-08-07
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-40932

CYNGN INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2007094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1344 Terra Bella
Mountain View, CA 94043

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

As of August 7, 2025, the issuer had 7,039,266 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$31,343,213	$23,617,733
Short-term investments	7,891,623	–
Prepaid expenses and other current assets	4,399,798	1,965,222
TOTAL CURRENT ASSETS	43,634,634	25,582,955

Property and equipment, net	2,550,764	2,319,402
Right of use asset, net	6,411,126	297,918
Intangible assets, net	3,065,806	1,895,074
Security Deposit	518,584	–
TOTAL ASSETS	$56,180,914	$30,095,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$176,269	$297,778
Accrued expenses and other current liabilities	2,621,405	2,874,216
Current operating lease liability	202,562	317,344
TOTAL CURRENT LIABILITIES	3,000,236	3,489,338

Non-current operating lease liability	6,417,520	–
Warrant liability	–	15,012,361
TOTAL LIABILITIES	9,417,756	18,501,699

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, Par $0.00001; 400,000,000 and 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 7,039,266 and 199,110 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	70	2
Additional paid-in capital	249,074,145	200,863,551
Accumulated deficit	(202,311,057)	(189,269,903)
TOTAL STOCKHOLDERS’ EQUITY	46,763,158	11,593,650
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,180,914	$30,095,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE	$33,726	$8,665	$80,878	$14,179
COSTS AND EXPENSES
Cost of revenue	16,944	14,922	28,758	128,698
Research and development	1,970,125	3,199,078	4,077,034	6,353,775
General and administrative	3,548,522	2,606,869	6,691,984	5,310,269
TOTAL COSTS AND EXPENSES	5,535,591	5,820,869	10,797,776	11,792,742
LOSS FROM OPERATIONS	(5,501,865)	(5,812,204)	(10,716,898)	(11,778,563)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(197,992)	(1,669)	(123,173)	(342)
Change in fair value of warrant liability	‒	‒	(2,544,518)	‒
Other income (expense), net	251,545	(5,079)	343,435	(10,126)
TOTAL OTHER INCOME (EXPENSE), NET	53,553	(6,748)	(2,324,256)	(10,468)

NET LOSS	$(5,448,312)	$(5,818,952)	$(13,041,154)	$(11,789,031)

Net loss per share attributable to common stockholders, basic and diluted	$(2.70)	$(610.85)	$(8.22)	$(1,521.56)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,017,228	9,526	1,586,453	7,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	–	–	1,751,906	$18	$219,005,632	$(196,862,745)	$22,142,905
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Issuance of common stock in connection with the public offering and pre-funded warrants	–	–	5,287,345	52	29,611,626	–	29,611,678
Stock-based compensation	–	–	–	–	456,887	–	456,887
Net loss	–	–	–	–	–	(5,448,312)	(5,448,312)
Balance as of June 30, 2025	–	$–	7,039,266	$70	$249,074,145	$(202,311,057)	$46,763,158

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2024	–	–	6,721	$–	$173,958,889	$(165,987,698)	$7,971,191
Issuance of at-the-market common stock, net of issuance costs	–	–	1,683	–	2,365,034	–	2,365,034
Exercise of stock options and vesting of restricted stock units	–	–	7	–	(597)	–	(597)
Issuance of common stock in connection with the public offering	–	–	1,456	–	4,569,902	–	4,569,902
Exercise of pre-funded warrants in connection with the public offering	–	–	2,013	–	600	–	600
Stock-based compensation	–	–	–	–	615,651	–	615,651
Net loss	–	–	–	–	–	(5,818,952)	(5,818,952)
Balance as of June 30, 2024	–	$–	11,880	$–	$181,509,479	$(171,806,650)	$9,702,829

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	–	–	199,110	$2	$200,863,551	$(189,269,903)	$11,593,650
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,428	–	7,634,428
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	9,971,409	–	9,971,425
Issuance of common stock in connection with the public offering	–	–	5,287,345	52	29,611,626	–	29,611,678
Stock-based compensation	–	–	–	–	993,131	–	993,131
Net loss	–	–	–	–	–	(13,041,154)	(13,041,154)
Balance as of June 30, 2025	–	$–	7,039,266	$70	$249,074,145	$(202,311,057)	$46,763,158

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Six Months Ended June 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	–	–	5,147	$–	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs	–	–	2,565	–	5,017,144	–	5,017,144
Exercise of stock options and vesting of restricted stock units	–	–	8	–	(597)	–	(597)
Issuance of common stock and pre-funded warrants in connection with the public offering	–	–	1,456	–	4,569,901	–	4,569,901
Exercise of pre-funded warrants in connection with the public offering	–	–	2,704	–	548	–	548
Stock-based compensation	–	–	–	–	1,269,675	–	1,269,675
Net loss	–	–	–	–	–	(11,789,031)	(11,789,031)
Balance as of June 30, 2024	–	$–	11,880	$–	$181,509,479	$(171,806,650)	$9,702,829

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,041,154)	$(11,789,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603,116	455,879
Stock-based compensation	993,131	1,269,675
Realized gain on short-term investments	(316,324)	(88,912)
Loss on disposed assets	10,426
Patent impairment	–	118,831
Change in fair value of warrant liability	2,544,518	–
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other assets	(2,953,162)	(19,729)
Accounts payable	(71,509)	(16,788)
Accrued expenses, lease liabilities, and other current liabilities	(539,405)	(155,403)
NET CASH USED IN OPERATING ACTIVITIES	(12,770,363)	(10,225,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(352,853)	(577,497)
Acquisition of intangible asset	(1,186,659)	(32,381)
Purchase of short-term investments	(30,805,799)	(7,022,292)
Proceeds from maturity of short-term investments	23,230,501	10,610,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,114,810)	2,977,830

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	–	5,017,144
Proceeds from public issuance of common stock and pre-funded warrants, net of issuance costs	29,611,678	4,570,455
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	(1,025)	–
Issuance costs for stock dividend and restricted stock units	–	(597)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,610,653	9,587,002

Net increase in cash and cash equivalents and restricted cash	7,725,480	2,339,354
Cash and cash equivalents and restricted cash, beginning of year	23,617,733	3,591,623
Cash and cash equivalents and restricted cash, end of year	$31,343,213	$5,930,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the period for interest and taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of right-of-use asset in exchange for new operating lease obligation	$6,411,127	-
Acquisition of property and equipment included in accounts payable and accrued expenses	$-	$132,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Cyngn Inc., together with its subsidiary (collectively, “Cyngn” or the “Company”), was incorporated in Delaware in 2013. The wholly owned subsidiary is Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015. The Company is headquartered in Mountain View, CA.

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

All share and per share amounts and exercise prices of stock options and warrants in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $13.0 million and $11.8 million for the six months ended June 30, 2025 and 2024, respectively. Accumulated deficit amounted to approximately $202.3 million and $189.3 million as of June 30, 2025 and December 31, 2024, respectively. Net cash used in operating activities was approximately $12.8 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of June 30, 2025, the Company’s unrestricted cash balance was approximately $31.3 million and short-term investments of approximately $7.9 million. As of December 31, 2024, the Company’s cash balance was approximately $23.6 million.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and related commitments for the 12 months following the date these condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cyngn Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of June 30, 2025 and December 31, 2024.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of June 30, 2025 and December 31, 2024, the Company had $31.3 million of cash and $7.9 million in short-term investments and $23.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of June 30, 2025 and December 31, 2024. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of June 30, 2025 and December 31, 2024.

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

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), Leases. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a right-of-use asset and lease liability in the condensed consolidated balance sheets under ASC 842 on the office space lease in Mountain View, California that commenced in May 2025 and the previous office space lease in Menlo Park, California that ended in May 2025. Lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three and six months ended June 30, 2025 and 2024.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three and six months ended June 30, 2025 and 2024.

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

For the three and six months ended June 30, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $66,107 and $118,831, respectively (see Note 6. Intangible Assets). For the three and six months ended June 30, 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of June 30, 2025 and December 31, 2024 (see Note 11. Income Taxes).

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s IPO warrants to purchase up to 9 shares of the Company’s common stock. In addition, the Company issued 426 common stock warrants as a part of the private placement offering. The Company accounts for warrants in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the warrants as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of June 30, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025. Due to the Series A reclassification to equity and the exercising of the Series B warrants, the Company expensed the total of $0.9 million of liability issues costs to change in fair value of the warrant liability for the six months ended June 30, 2025.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended June 30, 2025 and 2024 were $136,697 and $39,900, respectively.  Advertising costs for the six months ended June 30, 2025 and 2024 were $212,434 and $130,999, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of June 30, 2025 and December 31, 2024.

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

Nature of Products and Services and Revenue Recognition from (a) subscription of our Enterprise Autonomy Service (“EAS”), (b) nonrecurring engineering services under fixed fee arrangements (“NRE services”), (c) product sales of hardware to customers and distributors, and (d) other are recognized as follows:

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

For the three months ended June 30, 2025 and 2024, subscription revenue was $17,986 and $3,624, respectively, and for the six months ended June 30, 2025 and 2024 was $29,846 and $6,351, respectively.

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

For the three months ended June 30, 2025 and 2024, NRE revenue was $0, and for the six months ended June 30, 2025 and 2024 was $0.

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

For the three months ended June 30, 2025 and 2024, hardware revenue was $10,578 and $5,042, respectively, and for the six months ended June 30, 2025 and 2024 was $20,516 and $7,828, respectively.

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

For the three months ended June 30, 2025 and 2024, royalty revenue was $0, and for the six months ended June 30, 2025 and 2024 was $25,200 and $0, respectively.

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

For the three months ended June 30, 2025 and 2024, other revenue was $5,162 and $0, respectively, and for the six months ended June 30, 2025 and 2024 was $5,317 and $0, respectively.

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

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended June 30, 2025 and 2024, respectively.

	2025	2024
Customer A	*	22.8%
Customer B	33.4%	*
Customer C	31.0%	*
Customer D	29.7%	69.2%

*	Below 10%

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the six months ended June 30, 2025 and 2024, respectively.

	2025	2024
Customer A	*	13.9%
Customer B	22.3%	*
Customer C	31.2%	*
Customer D	25.9%	*
Customer E	18.2%	81.2%

*	Below 10%

There was $102,189 from these customers in accounts receivable at June 30, 2025 and $269,500 from these customers in accounts receivable at December 31, 2024.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had contract assets of $2,394 and contract liabilities of $4,420 as of June 30, 2025. The Company had contract assets of $3,007 and contract liabilities of $3,333 as of December 31, 2024.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Costs are recognized over the life of the contract or when the respective milestone has been completed as cost of revenue. The Company had deferred contract costs totaling $262,124 and $120,793 as of June 30, 2025 and December 31, 2024, respectively. Deferred contract costs are included in prepaid and other current assets in the condensed consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of June 30, 2025 and December 31, 2024, the amortized cost of the Company’s U.S. government treasury bills totaled $7.9 million and $0, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of June 30, 2025. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	June 30, 2025	December 31, 2024
Inventory	$985,722	$150,241
Prepaid Expenses	2,107,413	303,803
Short-term Security Deposits	163,149	160,149
Tax Receivables	771,269	765,598
Receivables and current assets	372,245	585,431
Total prepaid and expenses and other current assets	$4,399,798	$1,965,222

Property and Equipment, Net

Property and equipment is comprised of the following:

	June 30,	December 31,
	2025	2024
Automobiles (DMV-registered)	$28,862	$128,862
Machine, tools and equipment	693,595	660,155
Computers and equipment	398,826	389,007
Capitalized software	1,239,178	950,832
Furniture and fixtures	66,182	66,182
Leasehold improvements	–	221,977
Testing equipment (Work in Progress)	703,820	687,986
Property and equipment, gross	3,130,463	3,105,001
Less: accumulated depreciation and amortization	(579,699)	(785,599)
Total property and equipment, net	$2,550,764	$2,319,402

Depreciation expense for the three months ended June 30, 2025 and 2024 was $51,856 and $50,052, respectively, and for the six months ended June 30, 2025 and 2024 was $107,678 and $96,886, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $28,333 as of June 30, 2025 and December 31, 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30, 2025	December 31, 2024
Credit card payable	$170,063	$2,050
Accrued expenses	394,770	788,948
Deferred revenue	762,263	769,180
Accrued payroll	1,294,309	1,314,038
Total accrued expenses and other current liabilities	$2,621,405	$2,874,216

5. Operating Leases

The Company leases its office space in Mountain View, California, under an operating lease agreement dated March 25, 2025, originally signed for a term of six and one half years that commenced in May 2025. Monthly payments are approximately $110,500. The lease includes common area maintenance costs that are paid separately from rent based on actual costs incurred. The Company’s previous lease in Menlo Park, California ended in May 2025.

The Company’s future lease payments under the non-cancellable lease as of June 30, 2025, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder in 2025	$–
2026	692,000
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Total lease payments	8,149,253
Less: imputed interest	(1,529,170)
Present value of lease liability	$6,620,083

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.33	0.42
Weighted -average discount rate	5.60%	4.87%

Lease expense was $297,743 and $178,354 for the three months ended June 30, 2025 and 2024, respectively, and $455,040 and $359,965 for the six months ended June 30, 2025 and 2024, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $298,007 and $172,631 for the three months ended June 30, 2025 and 2024, respectively, and $476,124 and $343,779 for the six months ended June 30, 2025 and 2024, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$2,590,491	$–	$–	$–	$2,590,491
Patents	514,098	(56,283)	–	–	457,815
Trademark	45,000	(27,500)	–	–	17,500
Total intangible assets	$3,149,589	$(83,783)	$–	$–	$3,065,806

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$1,425,689	$–	$–	$–	$1,425,689
Patents	611,072	(41,856)	–	(118,831)	450,385
Trademark	45,000	(26,000)	–	–	19,000
Total intangible assets	$2,081,761	$(67,856)	$–	$(118,831)	$1,895,074

Amortization expense for the three months ended June 30, 2025 and 2024 was $8,597 and $5,914, respectively, and for the six months ended June 30, 2025 and 2024 was $15,927 and $11,827, respectively. There was no amortization expense for the developed software for the three and six months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the Company recorded a $0 and $66,107, respectively, and for the six months ended June 30, 2025 and 2024, recorded a $0 and $118,831, respectively, impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of June 30, 2025 and December 31, 2024.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2025	$16,663
2026	33,326
2027	33,326
2028	33,326
2029	33,326
Thereafter	2,915,839
Total	$3,065,806

7. Capital Structure

Common Stock

As of June 30, 2025, the Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.00001 per share. As of December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2025 and December 31, 2024, the Company had 7,039,266 and 199,110 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Common Stock Offerings

On June 27, 2025, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 313,564 shares of its common stock, par value $0.00001 per share at a purchase price of $7.50 per share and 1,979,769 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $ of $7.49999 per Pre-Funded Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on June 30, 2025. The Company received net proceeds of approximately $14.7 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On June 26, 2025, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 192,496 shares of its common stock, par value $0.00001 per share at a purchase price of $5.01 per share and 2,801,516 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $ of $5.00999 per pre-funded warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on June 27, 2025. The Company received net proceeds of approximately $12.7 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On December 30, 2024, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 44,333 shares of its common stock, par value $0.00001 per share at a purchase price of $90 per share and 55,667 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $89.985 per Pre-Funded Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 31, 2024. The Company received net proceeds of approximately $8.1 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507 units at a public offering price per Unit of $241.50 with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875 and (ii) 62,309 pre-funded units at a public offering price of $241.485 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 23, 2024. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other estimated offering expenses associated with the offering that are payable by the Company.

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 3,333 shares of common stock in a public offering, which included: (i) 1,320 shares of common stock, and (ii) pre-funded warrants to purchase 2,013 shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.15. Each share of common stock was sold at an offering price of $1,500, and each Pre-Funded Warrant was sold at an offering price of $1,499.85. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on April 25, 2024. On May 3, 2024, the Company closed on the sale of an additional 136 shares of common stock, upon exercise by the underwriter of the over-allotment option. The Company received net proceeds of approximately $4.6 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

At the Market Equity Financing

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum $8.8 million of shares of the Company’s common stock. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of December 31, 2024, a total of 4,524 shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement. As of December 31, 2024, the Company has received net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465. No shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement in the current reporting period.

Private Placement Offering

On November 12, 2024, the Company entered into a Securities Purchase Agreement (“SPA”) with certain investors pursuant to which we sold, in a private placement, senior notes with an aggregate principal amount of $4,375,000 (the “Notes”), and received proceeds before expenses of $3,500,000. The Notes matured on February 12, 2025, with 20% interest rate. As consideration for entering into the SPA, we issued a total of 2,701 shares of common stock of the Company to the Purchasers on November 13, 2024. The common stock and the Notes were recorded at the relative fair values in accordance with ASC 470-20-25-2. The placement agent fee and other offering expenses were allocated based on the aforementioned fair values as a reduction to the carrying amount of the debt and a reduction of the equity in accordance with ASC 505-10. The amortization of the debt discount and issuance costs was recorded in interest income (expense) on the condensed consolidated statement of operations. As of December 31, 2024, the Notes were paid in full.

Common Stock Warrants

The following warrants were outstanding as of June 30, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement.

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)	426	$140,625	April 2027	6,071,114
Common stock (Series A)	517,598	$48.30	January 2030	7,634,428
Total	518,033			$13,875,939

The following warrants were outstanding as of December 31, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)	426	$140,625	April 2027	6,071,114
Common stock (Series A)	277,778	$90	January 2030	6,581,789
Common stock (Series B)	82,816	$301.88	July 2027	21,122,138
Total	361,029			$33,945,438

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

The Company used the following assumptions for June 30, 2025 and December 31, 2024:

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

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the stock dividends and reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders	$(5,472,517)	$(5,818,952)
Basic and diluted weighted average common shares outstanding	2,017,228	9,526
Loss per share:
Basic and diluted	$(2.70)	$(610.85)

	Six Months Ended June 30,
	2025	2024
Net loss attributable to common stockholders	$(13,065,359)	$(11,789,031)
Basic and diluted weighted average common shares outstanding	1,586,453	7,748
Loss per share:
Basic and diluted	$(8.22)	$(1,521.56)

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

In November 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 334 shares of common stock. In June 2024, the shareholders of the Company approved an amendment to allow an annual increase to the 2021 Plan equal to the least of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board.

As of June 30, 2025 and December 31, 2024, approximately 55,646 and 614 shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of June 30, 2025, and activity during the three month period then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of March 31, 2025	1,103	$14,629.79	5.98	$–
Granted	–	–	–
Exercised	–	–	–	–
Cancelled/forfeited	(55)	$12,872.29	–
Outstanding as of June 30, 2025	1,048	$14,722.02	5.19	$–
Vested and expected to vest at June 30, 2025	1,048	$14,722.02	5.19	$–
Vested and exercisable at June 30, 2025	797	$15,030.02	4.38	$–

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of June 30, 2025, and activity during the six month period then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	1,151	$14,665.36	7.37	$–
Granted	–	–	–
Exercised	–	–	–	–
Cancelled/forfeited	(103)	$13,989.48	–
Outstanding as of June 30, 2025	1,048	$14,722.02	5.19	$–
Vested and expected to vest at June 30, 2025	1,048	$14,722.02	5.19	$–
Vested and exercisable at June 30, 2025	797	$15,030.02	4.38	$–

The following table summarizes information about the Company’s RSUs as of June 30, 2025, and activity during the three months then ended:

	Shares	Weighted- average grant date fair value
Unvested Shares at March 31, 2025	15	$1,677.00
RSUs granted	–	–
RSUs vested	(15)	1,677.00
RSUs forfeited	–	–
Unvested Shares at June 30, 2025	–	$–

The following table summarizes information about the Company’s RSUs as of June 30, 2025, and activity during the six months then ended:

	Shares	Weighted- average grant date fair value
Unvested Shares at December 31, 2024	20	$21,957.75
RSUs granted	–	–
RSUs vested	(20)	21,957.75
RSUs forfeited	–	–
Unvested Shares at June 30, 2025	–	$–

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

The weighted average per share grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $0.00 and $1,470, respectively.

The following weighted average assumptions were used in estimating the grant date fair values on June 30, 2025 and 2024:

	June 30
	2025	2024
Fair value of common stock	$0.00	$17.85
Expected term (in years)	0.00	6.02
Risk-free rate	0.00%	4.17%
Expected volatility	0.00%	53.19%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $456,887 and $615,651, for the three months ended June 30, 2025 and 2024, respectively, and $993,131 and $1,269,675, for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $2.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended June 30, 2025 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three and six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and six months ended June 30, 2025 and 2024.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2025, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain.

Under the terms of a settlement agreement with a former placement agent, the Company may be obligated to pay to a $2.3 million cash fee and issue 370,114 warrants to purchase shares of the Company’s common stock in connection with the June 27 Offering and the June 26 Offering. However, the Company has informed the former placement agent that it does not believe there is a basis for these obligations. The Company has not received a response from the former placement agent and a resolution has not been reached as of the date of this filing. The Company is currently contesting the matter and has not accrued any liability related to it. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the possible loss or range of loss at this time.

There is no other material pending or threatened litigation against the Company that remains outstanding as of June 30, 2025. To avoid litigation and minimize costs, the Company agreed in principle to a one-time payment of $500,000 to settle a contract dispute, of which payment was included in accrued expenses as of December 31, 2024 and paid on March 18, 2025.

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

Recent Developments

June Offerings

On June 27, 2025, the Company entered into a securities purchase agreement with the institutional investors named on the signature page thereto, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “June 27 Offering”), 313,564 shares of its common stock, par value $0.00001 per share, at a purchase price of $7.50 per share and 1,979,769 pre-funded warrants to purchase shares of common stock, at a purchase price of $7.49999 per pre-funded warrant.

The June 27 Offering was made pursuant to that certain Registration Statement on Form S-3, as amended (File No. 333-271567), which was originally filed on May 2, 2023, and declared effective by the Securities and Exchange Commission on June 13, 2023, including the prospectus contained therein and a prospectus supplement dated June 27, 2025 filed with the Securities and Exchange Commission on June 30, 2025.

The closing of the June 27 Offering occurred on June 30, 2025. The Company received net proceeds of approximately $14.7 million from the June 27 Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. The Company intends to use the net proceeds from the June 27 Offering for general corporate purposes, including working capital.

In connection with the June 27 Offering, the Company entered into a placement agent agreement with Aegis Capital Corp., as the exclusive placement agent in connection with the June 27 Offering. As compensation, the Company paid Aegis Capital Corp. a cash fee of 7% of the aggregate gross proceeds raised in the June 27 Offering and reimbursed certain of its expenses.

On June 26, 2025, the Company entered into a securities purchase agreement with the institutional investors named on the signature page thereto, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “June 26 Offering”), 192,496 shares of its common stock, par value $0.00001 per share, at a purchase price of $5.01 per share and 2,801,516 pre-funded warrants to purchase shares of common stock, at a purchase price of $5.00999 per pre-funded warrant.

The June 26 Offering was made pursuant to that certain Registration Statement on Form S-3, as amended (File No. 333-271567), which was originally filed on May 2, 2023, and declared effective by the Securities and Exchange Commission on June 13, 2023, including the prospectus contained therein and a prospectus supplement dated June 26, 2025 filed with the Securities and Exchange Commission on June 27, 2025.

The closing of the June 26 Offering occurred on June 27, 2025. The Company received net proceeds of approximately $12.7 million from the June 26 Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. The Company intends to use the net proceeds from the June 26 Offering for general corporate purposes, including working capital.

In connection with the June 26 Offering, the Company entered into a placement agent agreement with Aegis Capital Corp., as the exclusive placement agent in connection with the June 26 Offering. As compensation, the Company paid Aegis Capital Corp. a cash fee of 7% of the aggregate gross proceeds raised in the June 26 Offering and reimbursed certain of its expenses.

Under the terms of a settlement agreement with a former placement agent, the Company may be obligated to pay to a $2.3 million cash fee and issue 370,114 warrants to purchase shares of the Company’s common stock in connection with the June 27 Offering and the June 26 Offering. However, the Company has informed the former placement agent that it does not believe there is a basis for these obligations. The Company has not received a response from the former placement agent and a resolution has not been reached as of the date of this filing. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the possible loss or range of loss and has not accrued any loss related to this matter at this time.

Departure of Officer and Appointment of Officers

On May 6, 2025, the Company’s Board of Directors appointed Natalie Russell to serve as Interim Chief Financial Officer. Mrs. Russell was appointed to replace Donald Alvarez who on May 5, 2025, tendered his resignation as Chief Financial Officer of the Company. Mr. Alvarez’ resignation and Mrs. Russell’s appointment took effect on June 6, 2025.

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 9 shares of its common stock, exercisable at a price per share of $140,625 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 426 shares of its common stock, exercisable at a price per share of $40,650 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of June 30, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025. Due to the Series A reclassification to equity and the exercising of the Series B warrants, the Company expensed the total of $0.9 million of liability issues costs to change in fair value of the warrant liability for the six months ended June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company recognized $33,726 and $80,878, respectively, of revenue, substantially all related to EAS subscriptions, software royalties and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three and six months ended June 30, 2025, the Company reported cost of revenue of $16,944 and $28,758, respectively, consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

Research and Development

Research and development expense consist primarily of internal engineering and development expenses, materials, labor and stock-based compensation and outsourced engineering services related to development of the Company’s products and services. Research and development costs incurred during deployments are capitalized and expensed when the associated contract revenue is recognized. All other research and development costs are expensed as incurred.

Research and development expense for the three months ended June 30, 2025 decreased by approximately $1.2 million or 38.3% to $2.0 million from approximately $3.2 million for the three months ended June 30, 2024. The decrease is primarily attributable to a decrease in personnel related costs and the capitalization of costs related to capitalized software and customer contracts.

Research and development expense for the six months ended June 30, 2025 decreased by approximately $2.3 million or 35.8% to $4.1 million from approximately $6.4 million for the six months ended June 30, 2024. The decrease is primarily attributable to a decrease in personnel related costs and the capitalization of costs related to capitalized software and customer contracts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended June 30, 2025 increased by approximately $1.0 million or 36.4% to $3.6 million from approximately $2.6 million for the three months ended June 30, 2024. The increase is primarily attributable to an increase in personnel related costs.

General and administrative expenses for the six months ended June 30, 2025 increased by approximately $1.4 million or 26.2% to $6.7 million from approximately $5.3 million for the six months ended June 30, 2024. The increase is primarily attributable to an increase in personnel related costs.

Interest Income (Expense), net

Interest income (expense), net increased by $196,323 to $(197,992) for the three months ended June 30, 2025 from $(1,669) for the three months ended June 30, 2024. Interest income consists primarily of interest earned of $11,601 from the Company’s interest-bearing bank accounts, offset by interest expense of $209,594 related to the office lease.

Interest income (expense), net increased by $122,831 to $(123,173) for the six months ended June 30, 2025 from $(342) for the six months ended June 30, 2024. Interest income consists primarily of interest earned of $88,964 from the Company’s interest-bearing bank accounts, offset by interest expense of $212,137 related to the office lease.

Other Income (Expense), net

Other income (expense), net increased by $256,624 to $251,545 for the three months ended June 30, 2025 from $(5,079) for the three months ended June 30, 2024. Other income consists primarily of realized gains earned on the Company’s short-term investments of $249,163 and interest earned of $8,409 related to the office lease, offset by $(6,027) loss on asset disposal.

Other income (expense), net increased by $2.2 million to $(2.2) million for the six months ended June 30, 2025 from $(10,126) for the six months ended June 30, 2024. Other income consists primarily of fair value remeasurement of $(2.5) million offset by realized gains earned on the Company’s short-term investments of $0.3 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of June 30, 2025, the Company had unrestricted cash of approximately $31.3 million and short-term investments of approximately $7.9 million. As of December 31, 2024, the Company had unrestricted cash of approximately $23.6 million.

On May 31, 2023, the Company entered into an ATM Sales Agreement with Virtu Americas LLC (the “ATM Sales Agreement”), under which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The ATM Sales Agreement and related prospectus are limited to sales of up to $8.8 million of shares of the Company’s common stock. The ATM Sales Agreement expires at the earliest of 5 years after the date of the agreement or exhaustion of the aggregate limit available under the ATM Sales Agreement. The Company pays Virtu Americas LLC up to 3.0% of the gross proceeds as a commission. As of December 31, 2024, a total of 4,524, shares of common stock were sold through Virtu Americas LLC under the ATM Sales Agreement for net proceeds of $8,597,957 after payment of commission fees of $175,468 and other related expenses of $60,465. As of December 31, 2024, the Company had $0 of common stock remaining available for sale under the ATM Sales Agreement.

On December 8, 2023, the Company entered into a Placement Agent Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s placement agent, on a reasonable best efforts basis, in connection with the sale by the Company of an aggregate of 2,222 shares of common stock in a public offering, which included: (i) 764 shares of common stock, and (ii) pre-funded warrants to purchase 1,458 shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.00001. Each share of common stock was sold at an offering price of $2,250, and each Pre-Funded Warrant was sold at an offering price of $2,249.85. The Company received net proceeds of approximately $4.5 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On April 23, 2024, the Company entered into an underwritten Agreement with Aegis Capital Corp. (“Aegis”), pursuant to which Aegis acted as the Company’s underwriter on a firm commitment basis in connection with the sale by the Company of an aggregate of 3,333 shares of common stock in a public offering, which included: (i) 1,320 shares of common stock, and (ii) pre-funded warrants to purchase 2,013 shares of common stock. The Pre-Funded Warrants had a nominal exercise price of $0.0015. Each share of common stock was sold at an offering price of $1,500, and each Pre-Funded Warrant was sold at an offering price of $1,499.85. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on April 25, 2024. On May 3 2024, the Company closed on the sale of an additional 136 shares of common stock, upon exercise by the underwriter of the over-allotment option. The Company received net proceeds of approximately $4.6 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On November 12, 2024, the Company entered into a securities purchase agreement with certain investors pursuant to which we sold, in a private placement, senior notes with an aggregate principal amount of $4,375,000 (the “Notes”), and received proceeds before expenses of $3,500,000. As consideration for entering into the agreement, we issued a total of 2,701 shares of common stock of the Company to the Purchasers on November 13, 2024. The principal amount of the Notes were repaid on December 23, 2024.

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

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507 units at a public offering price per Unit of $241.50 with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875 and (ii) 62,309 pre-funded units at a public offering price of $241.485 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015 per share, one Series A Warrant and one Series B Warrant. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other offering expenses associated with the offering that were payable by the Company.

On December 30, 2024, the “Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 44,333 shares of its common stock, par value $0.015 per share at a purchase price of $90 per share and 55,667 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $89.985 per Pre-Funded Warrant. The Company received net proceeds of approximately $8.1 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On June 26, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 192,496 shares of its common stock, par value $0.00001 per share, at a purchase price of $5.01 per share and 2,801,516 pre-funded warrants to purchase shares of common stock, at a purchase price of $5.00999 per pre-funded warrant. The Company received net proceeds of approximately $12.7 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On June 27, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 313,564 shares of its common stock, par value $0.00001 per share, at a purchase price of $7.50 per share and 1,979,769 pre-funded warrants to purchase shares of common stock, at a purchase price of $7.49999 per pre-funded warrant. The Company received net proceeds of approximately $14.7 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and related commitments for the 12 months following the date that these condensed consolidated financial statements were issued. Based on the above considerations, the Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

Cash Flows

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $12.8 million, an increase of approximately $2.6 million or 25.5% compared to approximately $10.2 million for the six months ended June 30, 2024. The increase is primarily attributed to an increase in prepaid inventory for tuggers, an increase in inventory related to tuggers, and the security deposit for the new office location.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $9.1 million, a decrease of approximately $12.1 million compared to net cash provided by investing activities of approximately $3.0 million for the six months ended June 30, 2024. The decrease consists of short-term investment purchases of approximately $23.8 million and acquisition of intangible assets of $1.2 million, offset by $12.6 million in short-term investment proceeds and a decrease in equipment purchases of $0.3 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $29.6 million, which consisted of proceeds from the sale of common stock, an increase of approximately $20.0 million compared to $9.6 million for the six months ended June 30, 2024, which consisted of proceeds from at-the-market equity financing and the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective, except as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K as of December 31, 2024, the following was identified as a material weakness during the fourth quarter of 2024: ineffective oversight of third parties engaged to assist in the Company’s financial reporting process. During the first quarter of 2025, the material weakness persisted. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the second quarter of 2025. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of June 30, 2025. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025
4.2	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025
10.1	Form of Securities Purchase Agreement by and between the Company and the Purchasers incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025
10.2	Placement Agent Agreement between the Company and Aegis Capital Corp. dated June 26, 2025 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025
10.3	Form of Securities Purchase Agreement by and between the Company and the Purchasers incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025
10.4	Placement Agent Agreement between the Company and Aegis Capital Corp. dated June 26, 2025 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 7th day of August, 2025.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Natalie Russell
Natalie Russell
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)