Form 10-K/A
period 2024-12-31
Cyngn Inc.
filed 2025-11-14
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Introduction

As previously announced in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2025, Cyngn, Inc. (“we,” “us,” “our,” the “Company” and “Cyngn”) determined that the Company’s previously issued consolidated financial statements and other financial data for the fiscal years ended December 31, 2024 contained in its Annual Report on Form 10-K (the “Affected Period”), should no longer be relied upon because of misstatements related to accounting for warrant liabilities with respect to the Company’s issuance of warrants pursuant to the terms of that certain Securities Purchaser Agreement dated December 20, 2024with respect to the Company’s issuance of warrants pursuant to the terms of that certain Securities Purchaser Agreement dated December 20, 2024. As a result of this misstatement, the Company is restating certain financial information for the Affected Period. All restated financial information is included in this Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), and we have not filed, and do not intend to file, amendments to any of our filings that we have previously filed with the SEC.

Restatement Background

Management of the Company determined the warrant liabilities should have been recorded utilizing the residual fair value method, as opposed to the relative fair value method. In addition, the Company is adjusting for a correction on the statement of cash flows and for certain related issuance costs associated with the warrants that were not previously recorded as expense in the statement of operations. The Company restated its previously reported financial statements for the periods ended December 31, 2024, March 31, 2025 and June 30, 2025. The restatement resulted in an increase to liability by $12.7 million, a decrease in the equity balance by $12.7 million as of year-end and an adjustment from operating activities to financing activities on the statement of cash flow. As a result of the restatement, the Company recognized a loss on the issuance of warrants of approximately $2.3 million and offering-related issuance costs of approximately $1.7 million in its consolidated statement of operations. Additionally, the Company is adjusting for certain out-of-period errors that were not material, individually or in the aggregate, and are being corrected as part of the restatement.

Items Amended in this Filing

This Form 10-K/A includes the restated audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2024.

Please refer to Note 15 “Restatement of Previously Issued Consolidated Financial Statements” in the notes to the consolidated financial statements in this Form 10-K for additional information, including a summary of the impacts of these adjustments.

This Form 10-K/A amends and restates the following items of the Original Form 10-K:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits and Financial Statement Schedules.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1, and an updated Consent of Independent Registered Public Accounting Firm is being filed as Exhibit 23.1. This Form 10-K/A also includes an updated Report of Independent Registered Public Accounting Firm and updated signature page.

This Form 10-K/A includes only those items and exhibits to the Original Form 10-K that are being amended and restated in connection with the matters described herein, and unaffected items and exhibits are not included herein. This Form 10-K/A should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the Original Form 10-K, together with any amendments to those filings.

Except as otherwise provided, the disclosures in this Form 10-K/A are made as of the date of the Original Form 10-K and do not reflect any events that occurred after the date of the Original Form 10-K or modify or update any other disclosures in the Original Form 10-K affected by subsequent events. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.

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

Risks Related to Our Financial Position and Need for Additional Capital

Losses for the foreseeable future.

We incurred net losses of $33.3 million and $22.8 million for the years ended December 31, 2024, and 2023, respectively. We have not recognized a substantial amount of revenue to date, and we had an accumulated deficit of $193.4 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively. We have developed and tested our autonomous driving technology but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

The Company incurred net losses of approximately $33.3 million and $22.8 million for the year ended December 31, 2024 and 2023, respectively. In addition, the Company had accumulated deficits of approximately $193.4 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively, and net cash used in operating activities was approximately $19.2 million and $19.5 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company’s unrestricted cash balance was $23.6 million. As of December 31, 2023, the Company’s cash balance was approximately $3.6 million, and the short-term investments balance was $4.6 million. Based on cash flow projections from operating and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has insufficient funds for sustainable operations, and it may not be able to meet its payment obligations from operations and related commitments, if the Company is not able to complete the required funding transactions to allow the Company to continue as a going concern. Based on these factors, the Company has substantial doubt that it will continue as a going concern for the 12 months following the issuance date of the financial statements included elsewhere in this report.

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

In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement (“USMCA”) is subject to renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business and the business of our customers. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with China and other countries.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. In connection with our assessment of internal control over financial reporting, we identified two material weaknesses in our internal control over financial reporting as of December 31, 2024 (see Item 9A. Controls and Procedures for additional detail). The deficiencies above led to a misstatements, one of which was corrected prior to the issuance of the current year’s financial statements, and the other lead to the restatement of the Affected Period. These material weaknesses create a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024. The disclosure of these material weaknesses, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

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

General Risk Factors

The restatement of our previously issued financial statements for the Affected Periods has resulted in unanticipated costs, stockholder litigation and regulatory actions, and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation.

We may incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the Affected Periods. The restatement may erode investor confidence in our company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The restatement may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatement and related material weaknesses in our internal control over financial reporting may result in stockholder litigation against us and adverse regulatory consequences. These and any future regulatory consequences, litigation, claims or disputes, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below in this Item 7 has been amended and restated to reflect the restatement of our consolidated financial statements as described in the Explanatory Note and in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-K/A.

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

Other Income (Expenses), net

Other expense increased by $9.8 million to $9.4 million for the year ended December 31, 2024 from $396.8 thousand for the year ended December 31, 2023. Other income (expense), net consists primarily of $1.7 million of issuance costs, $2.3 million loss on issuance and the $5.4 million change in fair value measurement for the warrant liability, realized gains earned on the Company’s short-term investments of $113 thousand and interest earned of $40.4 thousand related to the office lease offset by the impairment charge of $118.8 thousand related to expired international patents.

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

Cash Flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $19.2 million, a decrease of approximately $0.3 million or 1% compared to $19.5 million for the year ended December 31, 2023. The decrease is primarily attributed to increase costs for customer deployment, an increase in inventory related to the DriveMod Kits, an increase in lease payments due to the lease extension and the fair value remeasurement of the warranty liabilities.

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

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 was $36.3 million, an increase of approximately $30.2 million compared to $6.1 million for the year ended December 31, 2023. The increase is due to the following net proceeds:

	December 31, 2024	December 31, 2023
ATM, from May 2023 to July 2024	$6,789,427	$1,747,468
Placement agent agreement, December 8, 2023	-	4,474,988
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	13,811,014	-
Proceeds from issuance of warrants	18,260,852	-
Proceeds from the Notes, net of issuance costs	1,801,265	-
Repayment of the Notes	(4,375,000)	-
Total financings	$36,287,558	$6,222,456

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CYNGN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CYNGN Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024 , and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2024 Financial Statements

As discussed in Note 15 to the financial statements, the accompanying financial statements as of December 31, 2024 and for the year then ended, have been restated to correct misstatements surrounding the Company’s accounting for warrant liabilities.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Francisco, California

March 6, 2025 except for the effects of the restatement discussed in Note 15 to the consolidated financial statements, as to which the date is November 14, 2025

PCAOB ID NUMBER 688

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024 Restated	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$23,617,733	$3,591,623
Short-term investments	–	4,561,928
Prepaid expenses and other current assets	1,965,222	1,316,426
TOTAL CURRENT ASSETS	25,582,955	9,469,977

NON-CURRENT ASSETS
Property and equipment, net	2,319,402	1,486,672
Right-of-use asset, net	297,918	992,292
Intangible assets, net	1,895,074	1,084,415
TOTAL NON-CURRENT ASSETS	4,512,394	3,563,379

TOTAL ASSETS	$30,095,349	$13,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$247,778	$196,963
Accrued expenses and other current liabilities	2,874,216	1,201,142
Current operating lease liability	317,344	682,718
TOTAL CURRENT LIABILITIES	3,439,338	2,080,823

Warrant liability	27,703,927	-
Non-current operating lease liability	–	317,344
TOTAL LIABILITIES	31,143,265	2,398,167

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, Par $0.00001; 200,000,000 shares authorized, 199,110(1) and 5,147(1) shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	-
Additional paid-in capital(1)	192,305,280	170,652,808
Accumulated deficit	(193,353,198)	(160,017,619)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,047,916)	10,635,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,095,349	$13,033,356

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024 Restated	2023
Revenue	$368,138	$1,489,317
Costs and expenses
Cost of revenue	535,708	1,222,321
Research and development	11,259,641	12,719,983
General and administrative	11,400,864	10,892,955
Total costs and expenses	23,196,213	24,835,259

Loss from operations	(22,828,075)	(23,345,942)

Other income (expense), net
Interest income (expense), net	(1,117,546)	137,887
Warrant liability issuance costs	(1,739,148)	-
Change in fair value of warrant liability	(5,359,780)	-
Loss on issuance of warrants	(2,344,147)	-
Other income (expense), net	53,117	396,825
Total other income (expense), net	(10,507,504)	534,712

Net loss	$(33,335,579)	$(22,811,230)

Net loss per share attributable to common stockholders, basic and diluted	$(2,521.41)	$(6,528.92)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	13,221	3,494

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares(1)	Amount(1)	Capital(1)	Deficit	(Deficit)
Balance as of December 30, 2022	-	-	3,339	$-	$159,847,567	$(135,730,039)	$24,117,528
Issuance of at-the-market common stock, net of issuance costs $97,362	-	-	264	-	1,013,734	-	1,013,734
Exercise of stock options and vesting of restricted stock units	-	-	13	-	7,304	-	7,304
Issuance of common stock and pre-funded warrants in connection with the private placement offering, net of offering costs $618,965	-	-	1,531	-	2	-	2
Stock dividend, net of offering costs of $16,182						(1,476,350)	(1,476,350)
Stock-based compensation	-		-		9,784,201	-	9,784,201
Net loss	-		-		-	(22,811,230)	(22,811,230)
Balance as of December 31, 2023	-	$-	5,147	$-	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs $138,572	-	-	4,275	-	6,789,427	-	6,789,427
Exercise of stock options and vesting of restricted stock units	-	-	11	-	(597)	-	(597)
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings, net of offering costs $1,864,594			189,677	2	12,414,451	-	12,414,453
Stock-based compensation	-		-		2,449,191	-	2,449,191
Net loss	-		-		-	(33,335,579)	(33,335,579)
Balance as of December 31, 2024	-	$-	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)

(1)	All information has been retroactively adjusted to reflect the 1-for-100 reverse stock split effected on July 3, 2024 and the 1-for-150 reverse stock split effected on February 18, 2025. See Note 7, Capital Structure for details.

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024 Restated	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,335,579)	$(22,811,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	669,409	961,281
Stock-based compensation	2,449,191	3,208,103
Realized gain on short-term investments	(113,072)	(443,392)
Patent impairment	118,831	–
Warrant liability issuance costs	1,739,148	–
Change in fair value of warrant liability	5,359,780	–
Loss on issuance of warrants	2,344,147	–
Accretion of interest and amortization of debt issuance costs	1,177,174	–
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other current assets	(646,282)	(1,403,049)
Accounts payable	50,815	41,020
Accrued expenses, lease liabilities, and other current liabilities	990,357	969,662
Net cash used in operating activities	(19,196,081)	(19,477,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,051,481)	(1,045,822)
Acquisition of intangible asset	(954,229)	(718,711)
Disposal of assets	265,940	180,898
Purchase of short-term investments	(7,562,761)	(21,573,199)
Proceeds from maturity of short-term investments	12,237,761	29,519,000
Net cash provided by investing activities	2,935,230	6,362,166

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	6,789,427	1,747,468
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants, net of offering costs	13,811,014	4,380,975
Proceeds from issuance of warrants	18,260,852	–
Proceeds from the Notes, net of issuance costs	1,801,265	–
Repayment of the Notes	(4,375,000)	–
Proceeds from exercise of stock options	–	8,528
Issuance costs for stock dividend and restricted stock units	(597)	(16,182)
Net cash provided by financing activities	36,286,961	6,120,789

Net increase (decrease) in cash and cash equivalents and restricted cash	20,026,110	(6,994,650)
Cash and cash equivalents and restricted cash, beginning of year	3,591,623	10,586,273
Cash and cash equivalents and restricted cash, end of year	$23,617,733	3,591,623

Supplemental disclosure:
Recognition of operating lease right-of-use asset and operating lease liabilities	$2,037,052	$1,212,760
Stock dividend	$–	$1,460,126

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

Liquidity and Going Concern

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $33.3 million and $22.8 million for the years ended December 31, 2024 and 2023, respectively. Accumulated deficit amounted to approximately $193.4 million and $160.0 million as of December 31, 2024 and December 31, 2023, respectively. Net cash used in operating activities was approximately $19.2 million and $19.5 million for the year ended December 31, 2024 and 2023, respectively.

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

At issuance, the aggregate fair value of the warrant liabilities exceeded the net proceeds received in the transaction. The Company needed the net proceeds in order to continue to run operations. Accordingly, the Company recognized a loss on issuance of warrants of approximately $2.3 million in its consolidated statement of operations for the year ended December 31, 2024. This amount reflects the excess of the fair value of the warrant liabilities over the residual proceeds allocable to the other securities issued in the transaction. Subsequently, the warrant liabilities will continue to be remeasured at fair value through earnings until they are exercised, expire, or are otherwise settled. In addition, approximately $1.7 million of offering-related issuance costs attributable to the warrant liabilities were recorded as expense in the period.

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

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company allocated the proceeds of the deal based on the fair values for the Series A and Series B warrants. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements.

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

	Years Ended December 31,
	2024 Restated	2023
Net loss attributable to common stockholders	$(33,335,579)	$(22,811,230)

Basic and diluted weighted average common shares outstanding(1)	13,221	3,494

Loss per share:
Basic and diluted	$(2,521.41)	$(6,528.92)

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

11. Income Taxes

Domestic and international pre-tax loss consists of the following:

	December 31,
	2024 Restated	2023
United States	(33,335,579)	(22,812,381)
International	-	1,150
Loss before income taxes	(33,335,579)	(22,811,231)

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

As of December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $3,002,825 and $2,545,189, respectively, which does not include any reserved interest or penalties. As of December 31, 2024, $3,002,825 of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company’s has not recorded any interest or penalties related to its unrecognized tax benefits for 2024 or 2023.

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

15. Restatement of Previously Issued Audited Financial Statements

The Company restated its previously reported financial statements for each of the period ended December 31, 2024. The adjustment resulted in an increase to warrant liability by $12.7 million, a decrease in equity balance by $12.7 million and an adjustment from operating activities to financing activities on the statement of cash flow as of December 31, 2024. The Company recognized a loss on the issuance of the Warrants of approximately $2.3 million and offering-related issuance costs of approximately $1.7 million as of December 31, 2024.

The tables below set forth the effect on the various financial statement captions including the balances originally reported and the restated balances as of December 31, 2024.

Balance Sheet	As Previously Reported	Adjustments	As Restated
Warrant liability	15,012,361	12,691,566	27,703,927
Total liabilities	18,501,699	12,641,566	31,143,265
Additional paid-in capital	200,863,551	(8,558,271)	192,305,280
Accumulated deficits	(189,269,903)	(4,083,295)	(193,353,198)
Total stockholders’ equity (deficit)	11,593,650	(12,641,566)	(1,047,916)

Statement of Operations	As Previously Reported	Adjustments	As Restated
Warrant liability issuance costs	0	(1,739,148)	(1,739,148)
Loss on issuance of warrants	0	(2,344,147)	(2,344,147)
Total other income (expenses), net	(6,424,209)	(4,083,295)	(10,507,504)
Net loss	(29,252,284)	(4,083,295)	(33,335,579)
Net loss per share attributable to common stockholders, basic and diluted	(2,212.56)	(308.85)	(2,521.41)

Statement of Stockholders’ Equity (Deficit)	As Previously Reported	Adjustments	As Restated
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings	20,972,722	(8,558,270)	12,414,452
Net loss	(29,252,284)	(4,083,295)	(33,335,579)

Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net loss	(29,252,284)	(4,083,295)	(33,335,579)
Loss on issuance of warrants	0	2,344,147	2,344,147
Warrant issuance costs	0	1,739,148	1,739,148
Accrued expenses, lease liabilities, and other current liabilities	10,642,938	(9,652,581)	990,357
Net cash used in operating activities	9,493,500	9,702,581	19,196,081
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	22,369,285	(8,558,271)	13,811,014
Proceeds from issuance of warrants	0	18,260,852	18,260,852
Net cash provided by financing activities	26,584,380	9,702,581	36,286,961

Following this review, the Company completed a comprehensive review of its previously issued financial statements. The Company is adjusting for certain out-of-period errors that were not material, individually or in the aggregate, and are being corrected as part of the restatement. The Company corrected a duplicate bill of $50,000 for issuance costs on an equity transaction, resulting in a decrease in accounts payable and an increase in additional paid-in-capital. The Company also corrected for an immaterial reallocation of proceeds from equity issuances among common stock, common warrants, and pre-funded warrants, related to a previous issuance in 2022, resulting in a reclassification within additional paid-in-capital sub-accounts of $88,024. This correction has no impact on total additional paid-in-capital, net loss, or total stockholders’ equity. The Company believes the adjustments were not material to any prior period, individually or in the aggregate.

Balance Sheet	As Previously Reported	Adjustments	As Restated
Accounts Payable	297,778	(50,000)	247,778

Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Accounts Payable	100,815	(50,000)	50,815

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

Changes in Internal Control over Financial Reporting

During the assessment of our internal controls over financial reporting, the following was identified as material weaknesses: Ineffective oversight of third parties engaged to assist in the Company’s financial reporting process and lack of appropriate technical expertise to a complex accounting transaction. The SEC defines ‘material weakness’ as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. While we are in the process of adopting remediation procedures related to this identified material weakness, there can be no assurance that such remedies will be effective. In addition, if this is not remediated, we will be unable to certify that our internal control over financial reporting is effective. There can be no assurance that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Except as described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation

In order to remediate the first material weakness, we will consider hiring an additional third-party expert to review and validate the work performed by the initial third-party expert for complex accounting transactions. For the second material weakness, we will hire a third-party expert to review the accounting for complex transactions.

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

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company’s quarterly earnings releases. A copy of such policy is filed hereto as Exhibit 19.1.

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

	Year Ended December 31,
Fee Category	2024	2023
Audit fees(1)	$253,240	$230,000
Audit-related fees(2)	114,400	128,800
Total fees	$367,640	$358,800

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.

(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statements on Form S-3 and Form S-1 and engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6	Fifth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
3.7	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275530) filed with the SEC on November 28, 2023.
3.8	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2024.
3.9	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated January 30, 2025, incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.
3.10	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated February 7, 2025 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025.
3.11	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.12	Amendment No. 1 to Amended and Restate Bylaws, effective May 7, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024.
4.1	Description of Registrant’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for year ended December 31, 2021)
10.1	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.

10.3	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	Amendment to 2021 Equity Incentive Plan incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 31, 2024.
10.6	Amendment to 2021 Equity Incentive Plan incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 21, 2024.
10.7	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.8	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.9	Employment Agreement by and between Cyngn Inc. and Lior Tal dated as of January 1, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023.
10.10	Engagement Letter dated April 27, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.11	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.12	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.13	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.14	Form of Pre-Funded Warrants incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2023.
10.15	ATM Sales Agreement by and between the Company and Virtu Americas LLC, dated May 31, 2023 incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on May 31, 2023
10.16	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 8, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.17	Form of Pre-funded Warrant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.18	Form of Severance and Change of Control Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

10.19	Severance and Change of Control Agreement by and between Cyngn Inc. and Donald Alvarez dated May 15, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024.
10.20	Form of Securities Purchase Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.21	Form of Note dated November 12, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.22	Form of Registration Rights Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.23	Form of Lock-Up Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.24	Form of Placement Agent Agreement incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.25	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.26	Form of Series A Warrant incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.27	Form of Form of Series B Warrant incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.28	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.29	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 19, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.30	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.31	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.32	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 30, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.33	Amendment to Employment Agreement by and between Cyngn Inc. and Lior Tal dated March 6, 2025 incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.
19.1	Insider Trading Policy, effective October 14, 2021 incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.
21.1	List of Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
23.1*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97	Cyngn Inc. Clawback Policy, effective November 7, 2023 incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNGN INC.

	By:	/s/ Lior Tal
Lior Tal
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lior Tal	Chief Executive Officer and Director	November 14, 2025
Lior Tal	(Principal Executive Officer)

/s/ Natalie Russell	Chief Financial Officer and Director	November 14, 2025
Natalie Russell	(Principal Financial and Accounting Officer)

/s/ Karen Macleod	Director	November 14, 2025
Karen Macleod

/s/ Colleen Cunningham	Director	November 14, 2025
Colleen Cunningham

/s/ James McDonnell	Director	November 14, 2025
James McDonnell