Form 10-Q
period 2025-09-30
Cyngn Inc.
filed 2025-11-19
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 18, 2025, the issuer had 7,974,380 shares of common stock, par value $0.00001 per share, outstanding.

EXPLANATORY NOTE

As previously announced in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 7, 2025, Cyngn Inc. (“we,” “us,” “our,” the “Company” and “Cyngn”) determined that the Company’s previously issued consolidated financial statements and other financial data for the fiscal year ended December 31, 2024 contained in its Annual Report on Form 10-K (the “Affected Period”), as well as the previously issued unaudited financial statements for the first and second quarters of 2025 included in the Company’s Quarterly Report on Form 10-Q, should no longer be relied upon. The misstatements are related to accounting for warrant liabilities with respect to the Company’s issuance of warrants pursuant to the terms of that certain Securities Purchaser Agreement dated December 20, 2024. As a result of this misstatement, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the SEC on November 14, 2025 (the “Form 10-K/A”) to restate certain financial information for the Affected Period. All restated financial information is included in the Form 10-K/A. The Company does not intend to amend any other reports previously filed with the SEC.

This quarterly report on Form 10-Q for the nine months ended September 30, 2025 includes financial statements that amend and restate the Company’s unaudited financial statements as of and for the three and six-month periods ended March 31, 2025 and June 20, 2025. Therefore, the previously filed Form 10-Qs for those prior periods will not be amended through separate filings.

Please refer to Note 15 “Restatement of Previously Issued Consolidated Financial Statements” and Note 16 “Restatement of Previously Issued Interim Financial Statements – Unaudited” in the notes to the consolidated financial statements in this Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2025	December 31, 2024 (Restated)
ASSETS
CURRENT ASSETS
Cash	$4,820,464	$23,617,733
Short-term investments	30,054,492	–
Prepaid expenses and other current assets	4,205,419	1,965,222
TOTAL CURRENT ASSETS	39,080,375	25,582,955

Property and equipment, net	3,006,886	2,319,402
Right of use asset, net	6,190,809	297,918
Intangible assets, net	470,781	1,895,074
Security Deposit	518,584	–
TOTAL ASSETS	$49,267,435	$30,095,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$360,416	$247,778
Accrued expenses and other current liabilities	3,514,449	2,874,216
Current operating lease liability	36,966	317,344
TOTAL CURRENT LIABILITIES	3,911,831	3,439,338

Non-current operating lease liability	6,676,231	–
Warrant liability	–	27,703,927
TOTAL LIABILITIES	10,588,062	31,143,265

Commitments and contingencies (Note 12)

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, Par $0.00001; 400,000,000 and 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 7,039,266 and 199,110 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	70	2
Additional paid-in capital	249,831,101	192,305,280
Accumulated deficit	(211,151,798)	(193,353,198)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	38,679,373	(1,047,916)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$49,267,435	$30,095,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE	$69,973	$47,584	$150,851	$61,762
COSTS AND EXPENSES
Cost of revenue	50,816	157,251	79,574	285,949
Research and development	5,254,953	2,795,583	9,331,987	9,149,357
General and administrative	3,181,204	2,602,952	9,873,188	7,913,222
TOTAL COSTS AND EXPENSES	8,486,973	5,555,786	19,284,749	17,348,528
LOSS FROM OPERATIONS	(8,417,000)	(5,508,202)	(19,133,898)	(17,286,766)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(252,497)	46,336	(375,670)	45,994
Change in fair value of warrant liability	‒	‒	1,136,677	‒
Other income (expense), net	230,856	34,467	574,291	24,342
TOTAL OTHER INCOME (EXPENSE), NET	(21,641)	80,803	1,335,298	70,336

NET LOSS	$(8,438,641)	$(5,427,399)	$(17,798,600)	$(17,216,430)

Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(408.30)	$(5.20)	$(1,924.23)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,039,266	13,293	3,424,032	8,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2025 (Restated)	–	–	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158
Stock-based compensation	–	–	–	–	354,856	–	354,856
Net loss	–	–	–	–	–	(8,438,641)	(8,438,641)
Balance as of September 30, 2025	–	$–	7,039,266	$70	$249,831,101	$(211,151,798)	$38,679,373

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Three Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2024	–	–	11,880	$–	$181,509,479	$(171,806,650)	$9,702,829
Issuance of at-the-market common stock, net of issuance costs	–	–	1,710	–	1,772,283	–	1,772,283
Exercise of stock options and vesting of restricted stock units	–	–	1	–	(345)	–	(345)
Issuance of common stock in connection with the public offering	–	–	–	–	–	–	–
Exercise of pre-funded warrants in connection with the public offering	–	–	–	–	–	–	–
Stock-based compensation	–	–	–	–	601,791	–	601,791
Net loss	–	–	–	–	–	(5,427,399)	(5,427,399)
Balance as of September 30, 2024	–	$–	13,591	$–	$183,883,208	$(177,234,049)	$6,649,159

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024 (Restated)	–	–	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,427	–	7,634,427
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	18,931,781	–	18,931,797
Issuance of common stock in connection with the public offering	–	–	5,287,345	52	29,611,626	–	29,611,678
Stock-based compensation	–	–	–	–	1,347,987	–	1,347,987
Net loss	–	–	–	–	–	(17,798,600)	(17,798,600)
Balance as of September 30, 2025	–	$–	7,039,266	$70	$249,831,101	$(211,151,798)	$38,679,373

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
Nine Months Ended September 30, 2024	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	–	–	5,147	$–	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs	–	–	4,275	–	6,789,427	–	6,789,427
Exercise of stock options and vesting of restricted stock units	–	–	9	–	(597)	–	(597)
Issuance of common stock and pre-funded warrants in connection with the public offering	–	–	1,456	–	4,569,556	–	4,569,556
Exercise of pre-funded warrants in connection with the public offering	–	–	2,704	–	548	–	548
Stock-based compensation	–	–	–	–	1,871,466	–	1,871,466
Net loss	–	–	–	–	–	(17,216,430)	(17,216,430)
Balance as of September 30, 2024	–	$–	13,591	$–	$183,883,208	$(177,234,049)	$6,649,159

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,798,600)	$(17,216,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	894,312	692,848
Stock-based compensation	1,347,987	1,871,466
Realized gain on short-term investments	(545,094)	(105,414)
Loss on disposed assets	11,429	–
Patent impairment	–	118,831
Change in fair value of warrant liability	(1,136,677)	–
Change in estimate of capitalized software	2,590,491	–
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other assets	(2,758,782)	(345,122)
Accounts payable	112,638	(6,475)
Accrued expenses, lease liabilities, and other current liabilities	446,754	(559,715)
NET CASH USED IN OPERATING ACTIVITIES	(16,835,542)	(15,550,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(872,369)	(739,947)
Acquisition of intangible asset	(1,190,613)	(540,756)
Purchase of short-term investments	(62,710,899)	(6,755,408)
Proceeds from maturity of short-term investments	33,201,501	10,610,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(31,572,380)	2,573,889

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	–	6,789,427
Proceeds from public issuance of common stock and pre-funded warrants, net of issuance costs	29,611,678	4,570,110
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	(1,025)	–
Issuance costs for stock dividend and restricted stock units	–	(597)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,610,653	11,358,940

Net increase in cash and cash equivalents and restricted cash	(18,797,269)	(1,617,182)
Cash and cash equivalents and restricted cash, beginning of year	23,617,733	3,591,623
Cash and cash equivalents and restricted cash, end of year	$4,820,464	$1,974,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the period for interest and taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities	$274,659	$2,037,052
Acquisition of right-of-use asset in exchange for new operating lease obligation	$6,589,332	$–
Acquisition of property and equipment included in accounts payable and accrued expenses	$30,261	$10,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Cyngn Inc., together with its subsidiary (collectively, “Cyngn” or the “Company”), was incorporated in Delaware in 2013. Our wholly owned subsidiary, Cyngn Singapore PTE. LTD., is a Singaporean limited company organized in 2015. The Company is headquartered in Mountain View, CA.

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $17.8 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. Accumulated deficit amounted to approximately $211.2 million and $193.4 million as of September 30, 2025 and December 31, 2024, respectively. Net cash used in operating activities was approximately $16.8 million and $15.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan, which includes increasing revenue while controlling operating costs and expenses and obtaining funds from outside sources to generate positive financing cash flows. As of September 30, 2025, the Company’s unrestricted cash balance was approximately $4.8 million and short-term investments of approximately $30.1 million. As of December 31, 2024, the Company’s cash balance was approximately $23.6 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 6, 2025.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of September 30, 2025 and December 31, 2024.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of September 30, 2025 and December 31, 2024, the Company had $4.8 million of cash and $30.1 million in short-term investments and $23.6 million of cash, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

Accounts Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of September 30, 2025 and December 31, 2024. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of September 30, 2025 and December 31, 2024.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three and nine months ended September 30, 2025 and 2024.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the three and nine months ended September 30, 2024.

During the three months ended September 30, 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, beginning in the third quarter of fiscal 2025, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the three months ended September 30, 2025, this change resulted in an increase to research and development expense of approximately $2.6 million, with a corresponding decrease in capitalized software costs of $2.6 million.

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

For the three and nine months ended September 30, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $0 and $118,831, respectively (see Note 6. Intangible Assets). For the three and nine months ended September 30, 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2025 and December 31, 2024 (see Note 11. Income Taxes).

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of September 30, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025.

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

Selling, General, and Administrative Expense

Selling, general, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended September 30, 2025 and 2024 were $120,892 and $44,346, respectively.  Advertising costs for the nine months ended September 30, 2025 and 2024 were $333,327 and $175,345, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of September 30, 2025 and December 31, 2024.

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

For the three months ended September 30, 2025 and 2024, subscription revenue was $35,527 and $6,892, respectively, and for the nine months ended September 30, 2025 and 2024 was $65,372 and $11,162, respectively.

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

For the three and nine months ended September 30, 2025 and 2024, NRE revenue was $0.

Hardware

Hardware Revenue generally consists of sale or lease of industrial vehicles modified with a proprietary autonomous hardware kit, known as a DriveMod Kit. Hardware revenue is recognized over the term of the contract because the hardware is not distinct from the related software and therefore represents a single performance obligation. For customers that lease the hardware, revenue is recognized over time as the customer simultaneously receives and consumes the benefits provided by the hardware. Customer contracts for product sales of hardware are generally represented by a sales contract or purchase order.

For the three months ended September 30, 2025 and 2024, hardware revenue was $23,271 and $7,622, respectively, and for the nine months ended September 30, 2025 and 2024 was $43,787 and $15,450, respectively.

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

For the three months ended September 30, 2025 and 2024, royalty revenue was $0, and for the nine months ended September 30, 2025 and 2024 was $25,200 and $0, respectively.

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

For the three months ended September 30, 2025 and 2024, other revenue was $11,175 and $33,069, respectively, and for the nine months ended September 30, 2025 and 2024 was $16,492 and $35,150, respectively.

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

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended September 30, 2025 and 2024, respectively.

	2025	2024
Customer A	*	60.6%
Customer B	28.5%	*
Customer C	47.9%	28.9%
Customer D	15.0%	*
Customer E	*	10.5%

*	Below 10%

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the nine months ended September 30, 2025 and 2024, respectively.

	2025	2024
Customer A	*	46.7%
Customer B	13.2%	*
Customer C	34.2%	23.4%
Customer D	16.7%	*
Customer E	20.8%	81.2%
Customer F	13.7%	26.7%

*	Below 10%

There was $205,523 from these customers in accounts receivable at September 30, 2025 and $269,500 from these customers in accounts receivable at December 31, 2024.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and liabilities. Contract assets represent revenue recognized in excess of customer billings. Contract liabilities represent payments received from customers in advance of satisfying performance obligations. The Company had contract assets of $3,192 and contract liabilities of $5,528 as of September 30, 2025. The Company had contract assets of $3,007 and contract liabilities of $3,333 as of December 31, 2024.

Deferred Contract Costs

The Company defers costs associated with fulfilling its contracts if those costs meet all of the following criteria: (i) the costs relate directly to a contract, (ii) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future, and (iii) the costs are expected to be recovered. Costs are recognized over the life of the contract or when the respective milestone has been completed as cost of revenue. The Company had deferred contract costs totaling $462,157 and $120,793 as of September 30, 2025 and December 31, 2024, respectively. Deferred contract costs are included in prepaid and other current assets in the condensed consolidated balance sheets.

4. Balance Sheet Components

Financial Instruments

The Company’s short-term investments consisted of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. As of September 30, 2025 and December 31, 2024, the amortized cost of the Company’s U.S. government treasury bills totaled $30.1 million and $0, respectively, which approximated its fair value based on Level 1 inputs. All of the Company’s short-term investments will mature within one year of September 30, 2025. The Company does not expect a credit loss for its short-term investments.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2025	December 31, 2024
Inventory	$885,502	$150,241
Prepaid Expenses	1,870,491	303,803
Short-term Security Deposits	3,000	160,149
Tax Receivables	771,269	765,598
Receivables and current assets	675,157	585,431
Total prepaid and expenses and other current assets	$4,205,419	$1,965,222

Property and Equipment, Net

Property and equipment is comprised of the following:

	September 30,	December 31,
	2025	2024
Automobiles (DMV-registered)	$28,862	$128,862
Machine, tools and equipment	699,021	660,155
Computers and equipment	432,157	389,007
Internal-Use Capitalized software	1,409,500	950,832
Furniture and fixtures	73,622	66,182
Leasehold improvements	131,841	221,977
Testing equipment (Work in Progress)	871,540	687,986
Property and equipment, gross	3,646,543	3,105,001
Less: accumulated depreciation and amortization	(639,657)	(785,599)
Total property and equipment, net	$3,006,886	$2,319,402

Depreciation expense for the three months ended September 30, 2025 and 2024 was $62,390 and $54,762, respectively, and for the nine months ended September 30, 2025 and 2024 was $173,456 and $151,647, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $28,333 as of September 30, 2025 and December 31, 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30, 2025	December 31, 2024
Credit card payable	$16,146	$2,050
Accrued expenses	715,318	788,948
Deferred revenue	1,009,390	769,180
Accrued payroll	1,773,595	1,314,038
Total accrued expenses and other current liabilities	$3,514,449	$2,874,216

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

The Company’s future lease payments under the non-cancellable lease as of September 30, 2025, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Period	Operating Lease
Remainder in 2025	$–
2026	692,000
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Total lease payments	8,149,253
Less: imputed interest	(1,436,056)
Present value of lease liability	$6,713,197

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.08	0.42
Weighted -average discount rate	5.60%	4.87%

Lease expense was $406,400 and $159,140 for the three months ended September 30, 2025 and 2024, respectively, and $861,440 and $519,105 for the nine months ended September 30, 2025 and 2024, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $220,318 and $174,364 for the three months ended September 30, 2025 and 2024, respectively, and $696,442 and $518,142 for the nine months ended September 30, 2025 and 2024, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Patents	$518,052	(64,021)	–	–	$454,031
Trademark	45,000	(28,250)	–	–	16,750
Total intangible assets	$563,052	$(92,271)	$–	$–	$470,781

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$1,425,689	$–	$–	$–	$1,425,689
Patents	611,072	(41,856)	–	(118,831)	450,385
Trademark	45,000	(26,000)	–	–	19,000
Total intangible assets	$2,081,761	$(67,856)	$–	$(118,831)	$1,895,074

Amortization expense for the three months ended September 30, 2025 and 2024 was $8,488 and $6,185, respectively, and for the nine months ended September 30, 2025 and 2024 was $24,415 and $18,012, respectively. There was no amortization expense for the developed software for the three and nine months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the Company recorded a $0, respectively, and for the nine months ended September 30, 2025 and 2024, recorded a $0 and $118,831, respectively, impairment charge under gain (loss) on disposal assets, which is included in other income (expense) on its condensed consolidated statement of operations, to adjust the expiring assets salvage value of zero.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, beginning in the third quarter of fiscal 2025, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities.. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the three months ended September 30, 2025, this change resulted in an increase to research and development expense of approximately $2.6 million, with a corresponding decrease in capitalized software costs of $2.6 million.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2025	$16,975
2026	33,951
2027	33,951
2028	33,951
2029	33,951
Thereafter	318,002
Total	$470,781

7. Capital Structure

Common Stock

As of September 30, 2025, the Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.00001 per share. As of December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2025 and December 31, 2024, the Company had 7,039,266 and 199,110 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507 units at a public offering price per Unit of $241.50 with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875 and (ii) 62,309 pre-funded units at a public offering price of $241.485 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 23, 2024. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other estimated offering expenses associated with the offering that are payable by the Company. At issuance, the aggregate fair value of the warrant liabilities exceeded the net proceeds received in the transaction. The Company needed the net proceeds in order to continue to run operations. Accordingly, the Company recognized a loss on issuance of warrants of approximately $2.3 million in its consolidated statement of operations for the year ended December 31, 2024. This amount reflects the excess of the fair value of the warrant liabilities over the residual proceeds allocable to the other securities issued in the transaction. Subsequently, the warrant liabilities will continue to be remeasured at fair value through earnings until they are exercised, expire, or are otherwise settled. In addition, approximately $1.7 million of offering-related issuance costs attributable to the warrant liabilities were recorded as expense in 2024.

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

On September 5, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in “at the market” offerings through or to the Agent, as sales agent or principal. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2025, no shares of common stock were sold.

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

Common Stock Warrants

The following warrants were outstanding as of September 30, 2025, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement. In addition, on March 31, 2025, the Company reclassified the Series A warrants from liability to equity upon determining that the warrants no longer required liability classification.

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

The Company used the following assumptions for September 30, 2025 and December 31, 2024:

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

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the stock dividends and reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders	$(8,438,641)	$(5,427,399)
Basic and diluted weighted average common shares outstanding	7,039,266	13,293
Loss per share:
Basic and diluted	$(1.20)	$(408.30)

	Nine Months Ended September 30,
	2025	2024
Net loss attributable to common stockholders	$(17,968,600)	$(17,216,430)
Basic and diluted weighted average common shares outstanding	3,424,032	8,947
Loss per share:
Basic and diluted	$(5.20)	$(1,924.23)

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

As of September 30, 2025 and December 31, 2024, approximately 55,743 and 614 shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2025, and activity during the three month period then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of June 30, 2025	1,048	$14,722.02	5.19	$–
Granted	–	–	–
Exercised	–	–	–	–
Cancelled/forfeited	(97)	$25,891.73	–
Outstanding as of September 30, 2025	951	$13,582.74	5.33	$–
Vested and expected to vest at September 30, 2025	951	$13,582.74	5.33	$–
Vested and exercisable at September 30, 2025	747	$13,460.08	4.74	$–

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of September 30, 2025, and activity during the nine month period then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	1,151	$14,665.36	7.37	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled/forfeited	(200)	$19,733.35	–	–
Outstanding as of September 30, 2025	951	$13,582.74	5.33	$–
Vested and expected to vest at September 30, 2025	951	$13,582.74	5.33	$–
Vested and exercisable at September 30, 2025	747	$13,460.08	4.74	$–

For the three and nine months ended September 30, 2025, no restricted stock units (RSUs) were granted nor vested.

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

The weighted average per share grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $0.00 and $5.99, respectively.

The following weighted average assumptions were used in estimating the grant date fair values on September 30, 2025 and 2024:

	September 30
	2025	2024
Fair value of common stock	$0.00	$1,638.00
Expected term (in years)	0.00	6.02
Risk-free rate	0.00%	3.94%
Expected volatility	0.00%	53.60%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $354,856 and $601,791, for the three months ended September 30, 2025 and 2024, respectively, and $1,347,987 and $1,871,466, for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.8 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended September 30, 2025 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $0. The effective tax rate is 0% for the three and nine months ended September 30, 2025 and 2024.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2025, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

12. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation, which is inherently uncertain.

In May 2025, a former contractor of the Company filed a complaint alleging breach of contract and related claims arising from certain professional services agreements entered into between 2021 and 2024. The complaint seeks approximately $59,760 in damages, plus interest, attorneys’ fees, and costs. The matter is in its early stages, and the Company is evaluating the claims and intends to respond accordingly. The Company cannot predict the outcome of the matter or reasonably estimate any additional potential impact on its financial statements.

In August 2025, a former employee filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging retaliation in connection with the employee’s internal reporting. The Company intends to defend or respond to the allegations as appropriate. The Company has recorded an accrual of approximately $52,000 in connection with the foregoing matters.

Under the terms of a settlement agreement with a former placement agent, the Company may be obligated to pay a $2.3 million cash fee and issue 370,114 warrants to purchase shares of the Company’s common stock in connection with the June 27 Offering and the June 26 Offering. However, the Company has informed the former placement agent that it does not believe there is a basis for these obligations. The Company has not received a response from the former placement agent and a resolution has not been reached as of the date of this filing. Since the Company is contesting the matter and it has not accrued any liability related to it. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the possible loss or range of loss at this time.

To avoid litigation and minimize costs, the Company agreed in principle to a one-time payment of $500,000 to settle a contract dispute, of which payment was included in accrued expenses as of December 31, 2024 and paid on March 18, 2025.

There is no other material pending or threatened litigation against the Company that remains outstanding as of September 30, 2025.

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

14. Subsequent Events

As of November 13, 2025, the Company has sold 935,114 shares under the Sales Agreement with Aegis Capital, for net proceeds of $5,604,690 after payment of commission and fees of $173,341.

15. Restatement of Previously Issued Financial Statements

The Company restated its previously reported financial statements for the period ended December 31, 2024. The adjustment resulted in an increase to warrant liability by $12.7 million, a decrease in equity balance by $12.7 million and an adjustment from operating activities to financing activities on the statement of cash flow as of December 31, 2024. The Company recognized a loss on the issuance of the Warrants of approximately $2.3 million and offering-related issuance costs of approximately $1.7 million as of December 31, 2024.

The tables below set forth the effect on the various financial statement captions including the balances originally reported and the restated balances as of December 31, 2024.

Balance Sheet	As Previously Reported	Adjustments	As Restated
Warrant liability	15,012,361	12,691,566	27,703,927
Total liabilities	18,501,699	12,641,566	31,143,265
Additional paid-in capital	200,863,551	(8,558,271)	192,305,280
Accumulated deficits	(189,269,903)	(4,083,295)	(193,353,198)
Total stockholders’ equity	11,593,650	(12,641,566)	(1,047,916)

Statement of Stockholders’ Equity	As Previously Reported	Adjustments	As Restated
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings	20,972,722	(8,558,270)	12,414,452
Net loss	(29,252,284)	(4,083,295)	(33,335,579)

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

16. Restatement of Previously Issued Interim Financial Statements

In connection with the restatement of financial statements discussed in Note 15. Restatement of Previously Issued Audited Financial Statements, the Company determined that the restatement adjustments had an impact on its previously issued unaudited financial statements for each of the periods ended March 31, 2025, and June 30, 2025. The tables below depict restated financial statements for each of the affected periods.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31, 2025 (Restated)

	As Previously Reported	Adjustment	Restated
ASSETS
CURRENT ASSETS
Cash	$1,002,331	–	$1,002,331
Short-term investments	15,336,402	–	15,336,402
Prepaid expenses and other current assets	2,388,167	–	2,388,167
TOTAL CURRENT ASSETS	18,726,900	–	18,726,900

Property and equipment, net	2,440,434	–	2,440,434
Right of use asset, net	119,801	–	119,801
Intangible assets, net	2,543,318	–	2,543,318
Security Deposit	518,584	–	518,584
TOTAL ASSETS	$24,349,037	–	$24,349,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$281,666	–	$281,666
Accrued expenses and other current liabilities	1,796,894	–	1,796,894
Current operating lease liability	127,572	–	127,572
TOTAL CURRENT LIABILITIES	2,206,132	–	2,206,132

Warrant liability	–	–	–
TOTAL LIABILITIES	2,206,132	–	2,206,132

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, Par $0.00001, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	–	–	–
Common stock, Par $0.00001; 200,000,000 shares authorized, 1,751,906 and 199,110(1) shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	18		18
Additional paid-in capital(1)	219,005,632	402,100	219,407,732
Accumulated deficit	(196,862,745)	(402,100)	(197,264,845)
Total stockholders’ equity	22,142,905	–	22,142,905
Total Liabilities and Stockholders’ Equity	$24,349,037	$–	$24,349,037

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 March 31, 2025 (Restated)

	As Previously Report	Adjustment	Restated

REVENUE	$47,152	$–	$47,152
COSTS AND EXPENSES
Cost of revenue	11,813	–	11,813
Research and development	2,106,910	–	2,106,910
General and administrative	3,143,462	–	3,143,462
TOTAL COSTS AND EXPENSES	5,262,185	–	5,262,185
LOSS FROM OPERATIONS	(5,215,033)	–	(5,215,033)

OTHER INCOME (EXPENSE), NET
Interest income, net	74,819	–	74,819
Change in fair value of warrant liability	(2,544,518)	3,681,195	1,136,677
Other income (expense), net	91,890	(1)	91,889
TOTAL OTHER INCOME (EXPENSE), NET	(2,377,809)	3,681,195	1,303,386

NET LOSS	$(7,592,842)	$3,681,195	$(3,911,647)

Net loss per share attributable to common stockholders, basic and diluted	$(6.60)	$3.20	$(3.40)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	1,150,882		1,150,882

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Restated)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
Three Months Ended March 31, 2025, Restated	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024(1)	–	–	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,427	–	7,634,427
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	18,931,781	–	18,931,797
Stock-based compensation	–	–	–	–	536,244	–	536,244
Net loss	–	–	–	–	–	(3,911,647)	(3,911,647)
Balance as of March 31, 2025	–	$–	1,751,906	$18	$219,407,732	$(197,264,845)	$22,142,905

	Additional Paid-in Capital
	As Previously Report	Adjustment	Restated

Balance as of December 31, 2024(1)	$200,863,551	$(8,558,271)	$192,305,280
Reclassification of Series A warrants to equity in connection with the public offering	7,634,428	(1)	7,634,427
Exercise of Series B warrants in connection with the public offering, net of issuance costs	9,971,409	8,960,372	18,931,781
Stock-based compensation	536,244	–	536,244
Net loss	–	–	–
Balance as of March 31, 2025	$219,005,632	$402,100	$219,407,732

	Accumulated Deficit
	As Previously Report	Adjustment	Restated

Balance as of December 31, 2024(1)	$(189,269,903)	$(4,083,295)	$(193,353,198)
Net loss	(7,592,842)	3,681,195	(3,911,647)
Balance as of March 31, 2025	$(196,862,745)	$(402,100)	$(197,264,845)

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

March 31, 2025 (Restated)

	As Previously Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,592,842)	3,681,195	$(3,911,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240,907	–	240,907
Stock-based compensation	536,244	–	536,244
Realized gain on short-term investments	(67,160)	–	(67,160)
Gain on asset	–	–	–
Change in fair value of warrant liability	2,544,518	(3,681,195)	(1,136,677)
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other assets	(941,529)	–	(941,529)
Accounts payable	33,888	–	33,888
Accrued expenses, lease liabilities, and other current liabilities	(1,267,094)	–	(1,267,094)
NET CASH USED IN OPERATING ACTIVITIES	(6,513,068)		(6,513,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(178,453)	–	(178,453)
Acquisition of intangible asset	(655,574)	–	(655,574)
Disposal of assets	1,960	–	1,960
Purchase of short-term investments	(23,015,397)	–	(23,015,397)
Proceeds from maturity of short-term investments	7,746,155	–	7,746,155
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,101,309)		(16,101,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	–	–	–
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	(1,025)	–	(1,025)
Issuance costs for stock dividend and restricted stock units	–	–	–
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,025)		(1,025)

Net increase (decrease) in cash and cash equivalents and restricted cash	(22,615,402)	–	(22,615,402)
Cash and cash equivalents and restricted cash, beginning of year	23,617,733	–	23,617,733
Cash and cash equivalents and restricted cash, end of year	$1,002,331	$–	$1,002,331

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

June 30, 2025 (Restated)

	As Previously Reported	Adjustment	Restated
ASSETS
CURRENT ASSETS
Cash	$31,343,213	–	$31,343,213
Short-term investments	7,891,623	–	7,891,623
Prepaid expenses and other current assets	4,399,798	–	4,399,798
TOTAL CURRENT ASSETS	43,634,634	–	43,634,634

Property and equipment, net	2,550,764	–	2,550,764
Right of use asset, net	6,411,126	–	6,411,126
Intangible assets, net	3,065,806	–	3,065,806
Security Deposit	518,584	–	518,584
TOTAL ASSETS	$56,180,914	–	$56,180,914

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$176,269	–	$176,269
Accrued expenses and other current liabilities	2,621,405	–	2,621,405
Current operating lease liability	202,562	–	202,562
TOTAL CURRENT LIABILITIES	3,000,236	–	3,000,236

Non-current operating lease liability	6,417,520	–	6,417,520
Warrant liability	–	–	–
TOTAL LIABILITIES	9,417,756	–	9,417,756

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, Par $0.00001; 400,000,000 and 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 7,039,266 and 199,110 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	70	–	70
Additional paid-in capital	249,074,145	402,100	249,476,245
Accumulated deficit	(202,311,057)	(402,100)	(202,713,157)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	46,763,158	–	46,763,158
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,180,914	$–	$56,180,914

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (Restated)

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	As Previously Reported	Restated	As Previously Reported	Adjustment	Restated

REVENUE	$33,726	$33,726	$80,878	$–	$80,878
COSTS AND EXPENSES
Cost of revenue	16,944	16,944	28,758	–	28,758
Research and development	1,970,125	1,970,125	4,077,034	–	4,077,034
General and administrative	3,548,522	3,548,522	6,691,984	–	6,691,984
TOTAL COSTS AND EXPENSES	5,535,591	5,535,591	10,797,776	–	10,797,776
LOSS FROM OPERATIONS	(5,501,865)	(5,501,865)	(10,716,898)	–	(10,716,898)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	(197,992)	(197,992)	(123,173)	–	(123,173)
Change in fair value of warrant liability	‒	‒	(2,544,518)	3,681,195	1,136,677
Other income (expense), net	251,545	251,545	343,435	–	343,435
TOTAL OTHER INCOME (EXPENSE), NET	53,553	53,553	(2,324,256)	3,681,195	1,356,939

NET LOSS	$(5,448,312)	$(5,448,312)	$(13,041,154)	$3,681,195	$(9,359,959)

Net loss per share attributable to common stockholders, basic and diluted	$(2.70)	$(2.70)	$(8.22)	2.32	$(5.90)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,017,228	2,017,228	1,586,453	–	1,586,453

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Restated)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
Three Months Ended June 30, 2025, Restated	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	–	–	1,751,906	$18	$219,407,732	$(197,264,845)	$22,142,905
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Issuance of common stock in connection with the public offering and pre-funded warrants	–	–	5,287,345	52	29,611,626	–	29,611,678
Stock-based compensation	–	–	–	–	456,887	–	456,887
Net loss	–	–	–	–	–	(5,448,312)	(5,448,312)
Balance as of June 30, 2025	–	$–	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158

	Additional Paid-in Capital
	As Previously Report	Adjustment	Restated

Balance as of March 31, 2025	$219,005,632	$402,100	$219,407,732

Balance as of June 30, 2025	$249,074,145	$402,100	$249,476,245

	Accumulated Deficit
	As Previously Report	Adjustment	Restated

Balance as of March 31, 2025	$(196,862,745)	$(402,100)	$(197,264,845)

Balance as of June 30, 2025	$(202,311,057)	$(402,100)	$(202,713,157)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
Six Months Ended June 30, 2025, Restated	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	–	–	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,427	–	7,634,427
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	18,931,781	–	18,931,797
Issuance of common stock in connection with the public offering	–	–	5,287,345	52	29,611,626	–	29,611,678
Stock-based compensation	–	–	–	–	993,131	–	993,131
Net loss	–	–	–	–	–	(9,359,959)	(9,359,959)
Balance as of June 30, 2025	–	$–	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158

	Additional Paid-in Capital
	As Previously Report	Adjustment	Restated

Balance as of December 31, 2024(1)	$200,863,551	$(8,558,271)	$192,305,280
Reclassification of Series A warrants to equity in connection with the public offering	7,634,428	(1)	7,634,427
Exercise of Series B warrants in connection with the public offering, net of issuance costs	9,971,690	8,960,091	18,931,781
Issuance of common stock in connection with the public offering	29,611,345	281	29,611,626
Stock-based compensation	993,131	–	993,131
Net loss	–	–	–
Balance as of June 30, 2025	$249,074,145	$402,100	$249,476,245

	Accumulated Deficit
	As Previously Report	Adjustment	Restated

Balance as of December 31, 2024(1)	$(189,269,903)	$(4,083,295)	$(193,353,198)
Net loss	(13,041,154)	3,681,195	(9,359,959)
Balance as of June 30, 2025	$(202,311,057)	$(402,100)	$(202,713,157)

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30, 2025 (Restated)

	As Previously Reported	Adjustment	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,041,154)	$3,681,195	$(9,359,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603,116	–	603,116
Stock-based compensation	993,131	–	993,131
Realized gain on short-term investments	(316,324)	–	(316,324)
Loss on disposed assets	10,426	–	10,426
Patent impairment	–	–	–
Change in fair value of warrant liability	2,544,518	(3,681,195)	(1,136,677)
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets, and other assets	(2,953,162)	–	(2,953,162)
Accounts payable	(71,509)	–	(71,509)
Accrued expenses, lease liabilities, and other current liabilities	(539,405)	–	(539,405)
NET CASH USED IN OPERATING ACTIVITIES	(12,770,363)	–	(12,770,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(352,853)	–	(352,853)
Acquisition of intangible asset	(1,186,659)	–	(1,186,659)
Purchase of short-term investments	(30,805,799)	–	(30,805,799)
Proceeds from maturity of short-term investments	23,230,501	–	23,230,501
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,114,810)	–	(9,114,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	–	–	–
Proceeds from public issuance of common stock and pre-funded warrants, net of issuance costs	29,611,678	–	29,611,678
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	(1,025)	–	(1,025)
Issuance costs for stock dividend and restricted stock units	–	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,610,653	–	29,610,653

Net increase in cash and cash equivalents and restricted cash	7,725,480	–	7,725,480
Cash and cash equivalents and restricted cash, beginning of year	23,617,733	–	23,617,733
Cash and cash equivalents and restricted cash, end of year	$31,343,213	$–	$31,343,213

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

Recent Developments

Departure of Officer

Effective October 24, 2025, Ben Landen, Vice President of Business Operations of the Company, resigned from his position with the Company to pursue another professional opportunity. Mr. Landen’s resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

ATM Sales Agreement

On September 5, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in “at the market” offerings through or to the Agent, as sales agent or principal. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement.

The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-290079), including the Sales Agreement prospectus contained therein, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025, declared effective by the SEC on September 18, 2025.

As of September 30, 2025, no shares of common stock were sold under the Sales Agreement. However, as of November 6, 2025, the Company has sold 935,114 shares under the Sales Agreement, for net proceeds of $5,604,690 after payment of commission and fees of $173,341.

Appointment of Chief Financial Officer

Effective August 12, 2025, Natalie Russell was appointed Chief Financial Officer of the Company.

In connection with her appointment as Chief Financial Officer, the Company entered into an offer letter (the “Offer Letter”) with Mrs. Russell dated August 12, 2025. Pursuant to the terms of the Offer Letter, Mrs. Russell will receive an annual base salary of $250,000 and will be eligible to receive a pro-rated target discretionary annual bonus of up to 20% of her base salary, based on the Company’s performance and her individual performance, subject to the Company’s policy for paying bonus and the sole discretion of the Company.

In connection with Mrs. Russell’s appointment, the Company also entered into a Severance and Change of Control Agreement (the “Severance Agreement”) with Mrs. Russell. The Severance Agreement provides for a lump sum payment to the officer if the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates her employment for Good Reason (as defined in the Severance Agreement) or in the case of a Change of Control (as defined in the Severance Agreement) of the Company. The term, Change of Control, includes the acquisition of Common Stock of the Company resulting in one person or company owning more than 50% of the outstanding shares, a merger, consolidation or similar transaction resulting in the transfer of ownership of more than fifty percent (50%) of the Company’s outstanding Common Stock, or a liquidation or dissolution of the Company or sale of substantially all of the Company’s assets.

In the event that, the Company terminates the officer’s employment without Cause (as defined in the Severance Agreement), or if the officer terminates her employment for Good Reason (as defined in the Severance Agreement), or in the event of a termination within sixty days before or six months following the consummation of a Change of Control (as such events are defined in the Severance Agreement), then the Company will pay the officer (i) a lump sum amount equal to six months of the officer’s then current base salary, plus (ii) the annual bonus, pro-rated based on the officer’s termination date, or the lump sum amount equal to six months of the annual bonus if termination is as a result of a Change of Control, that the officer is eligible to receive for the calendar year in which the officer’s termination occurs assuming Company performance is achieved at target (100% for both Company and personal performance), which will be payable within the period of time set forth in the Severance Agreement following the termination of employment, (iii) 25%, or 50% if termination is as a result of a Change of Control, of the then-unvested equity awards issued to the officer by the Company will be vested as of officer’s termination date or the Change of Control date (if later), and (iv) 6 months of COBRA premium payments based on the coverages in effect as of the date of the officer’s termination of employment. All of the officer’s severance benefits are subject to her execution of a release in a form reasonably acceptable to the Company.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of September 30, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025.

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

During the three and nine months ended September 30, 2025, the Company recognized $69,973 and $150,851, respectively, of revenue, substantially all related to EAS subscriptions, software royalties and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During the three and nine months ended September 30, 2025, the Company reported cost of revenue of $50,816 and $79,574, respectively, consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the three months ended September 30, 2025 increased by approximately $2.5 million or 88.0% to $5.3 million from approximately $2.8 million for the three months ended September 30, 2024. The increase is primarily attributable to an increase in personnel related costs related to a change in estimate of capitalized software and the capitalization of costs related to customer contracts.

Research and development expense for the nine months ended September 30, 2025 increased by approximately $0.1 million or 2.0% to $9.3 million from approximately $9.2 million for the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease in personnel related costs and the capitalization of costs related to capitalized software and customer contracts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended September 30, 2025 increased by approximately $0.6 million or 23.9% to $3.2 million from approximately $2.6 million for the three months ended September 30, 2024. The increase is primarily attributable to an increase in personnel related costs.

General and administrative expenses for the nine months ended September 30, 2025 increased by approximately $2.0 million or 25.3% to $9.9 million from approximately $7.9 million for the nine months ended September 30, 2024. The increase is primarily attributable to an increase in personnel related costs.

Interest Income (Expense), net

Interest income (expense), net decreased by $298,833 to $(252,497) for the three months ended September 30, 2025 from $46,336 for the three months ended September 30, 2024. Interest income consists primarily of interest earned of $60,936 from the Company’s interest-bearing bank accounts, offset by interest expense of $313,433 related to the office lease.

Interest income (expense), net increased by $421,664 to $(375,670) for the nine months ended September 30, 2025 from $45,994 for the nine months ended September 30, 2024. Interest income consists primarily of interest earned of $149,900 from the Company’s interest-bearing bank accounts, offset by interest expense of $525,570 related to the office lease.

Other Income (Expense), net

Other income (expense), net increased by $196,389 to $230,856 for the three months ended September 30, 2025 from $34,467 for the three months ended September 30, 2024. Other income consists primarily of realized gains earned on the Company’s short-term investments of $228,770.

Other income (expense), net increased by $1.7 million to $(1.7) million for the nine months ended September 30, 2025 from $24,342 for the nine months ended September 30, 2024. Other income consists primarily of fair value remeasurement of $1.1 million and realized gains earned on the Company’s short-term investments of $0.6 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of September 30, 2025, the Company had unrestricted cash of approximately $4.8 million and short-term investments of approximately $30.1 million. As of December 31, 2024, the Company had unrestricted cash of approximately $23.6 million.

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

On September 5, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in “at the market” offerings through or to the Agent, as sales agent or principal. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement.

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

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $16.8 million, an increase of approximately $1.2 million or 8.3% compared to approximately $15.6 million for the nine months ended September 30, 2024. The increase is primarily attributed to an increase in prepaid inventory for tuggers, an increase in inventory related to tuggers, and the security deposit for the new office location.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $31.6 million, a decrease of approximately $34.0 million compared to net cash provided by investing activities of approximately $2.6 million for the nine months ended September 30, 2024. The decrease consists of short-term investment purchases of approximately $56.0 million and acquisition of equipment purchases of $0.1 million, offset by $22.6 million in short-term investment proceeds and a decrease in acquisition of intangible assets of $0.5 million due to a change in estimate of capitalized software.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $29.6 million, which consisted of proceeds from the sale of common stock, an increase of approximately $18.2 million compared to $11.4 million for the nine months ended September 30, 2024, which consisted of proceeds from at-the-market equity financing and the sale of common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective, except as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K/A as of December 31, 2024, we identified two material weaknesses, the ineffective oversight of third parties engaged to assist in the Company’s financial reporting process and lack of appropriate technical expertise to a complex accounting transaction. During the first quarter of 2025, the material weakness of ineffective oversight of third parties engaged to assist in the Company’s financial reporting process persisted. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the second and third quarters of 2025. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of September 30, 2025. The misinterpretation of accounting guidance to a complex accounting transaction was identified in the third quarter of 2025 and plans to be fully remediated by the first quarter of 2026. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management’s Remediation

In order to remediate the first material weakness, we hired an additional third-party expert to review and validate the work performed by the initial third-party expert for complex accounting transactions. For the second material weakness, we will hire a third-party expert to review the accounting for complex transactions.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended September 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	At-The-Market Issuance Sales Agreement by and between Cyngn Inc. and Aegis Capital Corp., dated September 5, 2025, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
10.1	Offer Letter, dated August 12, 2025, between Cyngn Inc. and Natalie Russell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025.
10.2	Severance and Change of Control Agreement, dated August 12, 2025, between Cyngn Inc. and Natalie Russell, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of November, 2025.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)