Form 10-K
period 2025-12-31
Cyngn Inc.
filed 2026-03-27
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [____] to [____]

Commission file number 001-40932

CYNGN INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2007094
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1344 Terra Bella Avenue, Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (650) 924-5905

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.00001	CYN	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for the common stock on such date ($14.40), as reported on the Nasdaq Capital Market, was $101,365,430.40.

The number of shares of Common Stock, $0.00001 par value, outstanding on March 26, 2026 was 13,608,281 shares.

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

We integrate our full-stack autonomous driving software, DriveMod, onto vehicles manufactured by Original Equipment Manufacturers (“OEM”) by integration directly into vehicle assembly. We design the DriveMod to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary AV software to produce differentiated autonomous vehicles.

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

Our long-term vision is for our Enterprise Autonomy Suite (“EAS”)-which includes the DriveMod autonomous driving stack as well as the Cyngn Insight and Cyngn Evolve tools for fleet management, analytics, and data collection-to become a universal autonomous driving solution with minimal marginal cost for companies to adopt new vehicles and expand their autonomous fleets across new deployments. We have already deployed DriveMod software on more than ten different vehicle form factors that range from tow tractors and stand-on floor scrubbers to 14-seat shuttles and electric forklifts in a combination of commercially released products, prototypes, and proof of concept projects, demonstrating the extensibility of our AV building blocks.

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

We secured paid projects with leading global customers like Arauco, along with additional projects from big brands in the Global 500 and the Fortune 100. Paid development projects of this nature are selectively pursued to springboard new products or technology advancements, yielding promising outcomes such as the DriveMod Forklift. The primary focus of the company is to achieve and expand production deployments with its commercially released DriveMod vehicles. As of the end of 2025, those commercial deployments include the named accounts of John Deere, G&J Pepsi, Coats Automotive, and USC, as well as other business awards that have not yet been publicly disclosed. Our patent portfolio expanded with 16 new U.S. patent grants in 2023 3 granted in 2024, and 2 granted in 2025 bringing the total grants to 24.

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

Overview: Automation and Autonomy in Industry 5.0

The fifth industrial revolution is upon us with self-driving industrial vehicles operating alongside human workers and encompasses the benefits from the fourth industrial revolution of smart factories and automated supply chain logistics, with big data connectivity. According to Research Nester, they forecast the global industry 5.0 market to experience remarkable CAGR growth from 2022 - 2030 led by industrial internet of things, artificial intelligence with the alliance of humans and collaborative robots.

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

Historically, MTE automation has been heavily weighted in solutions related to storage/retrieval systems and conveyors because more rigid and repetitive environments are better suited for the limited capability of existing automation solutions. By contrast, industrial vehicles in the MTE category are largely still driven manually. A March 2023 report released by MHI and Deloitte finds that 74% of supply chain leaders are increasing their supply chain technology and innovation investments with 90% saying they are planning to spend more than $1 million, an 24% increase from 2022 levels. Thirty-six percent plan to spend more than $10 million, up 19% from the prior year.  According to an article by Meteor Space, “Important Warehouse Automation Statistics you can’t Ignore,” the use of AI in warehouse management systems has surged, with 70% of large-scale warehouses adopting AI-driven solutions by 2024 to optimize inventory management, demand forecasting, and route planning.

Supply chain, logistics, and manufacturing operators are increasingly facing labor shortages, rising costs, and operational inefficiencies, which we believe is accelerating the adoption of automation technologies. Industry data (Descartes’s Study) indicates that approximately 76% of supply chain operations are currently impacted by labor shortages, and in the United States there are significantly more job openings than available workers, contributing to persistent workforce gaps. The manufacturing sector alone could face millions of unfilled positions over the next decade, further increasing pressure on companies to automate repetitive and labor-intensive tasks. Industrial truck and material handling vehicle operators represent a meaningful component of operating costs within warehouses and manufacturing facilities, with median annual wages in the United States in the mid-$40,000 range, excluding overtime, benefits, and other employer-related costs, according to U.S. Bureau of Labor Statistics data.

In addition to labor shortages and rising labor costs, workplace safety expenses represent a significant financial burden for industrial operators. Worker injury claims can average tens of thousands of dollars per incident, and total workplace injury costs in the United States exceed hundreds of billions of dollars annually.  According to the Economic Policy Institute, over $250 billion are spent on workplace injuries each year.  Autonomous industrial vehicles have the potential to reduce both labor dependency and safety risks by automating repetitive material transport tasks, which may lower operating costs and improve productivity. According to PWC’s “Industrial Mobility: How autonomous vehicles can change manufacturing” report, only 9% of manufacturers have currently adopted autonomous technologies, but this is expected to grow as the benefits of improved efficiency and reduced costs become more apparent.  As a result, we believe automation is becoming increasingly essential for industrial operations, with a substantial majority of manufacturing leaders identifying automation as critical to future success. Despite these trends, adoption of autonomous industrial vehicle technology remains in the early stages, suggesting a significant opportunity for future market growth as organizations seek solutions to workforce shortages, cost pressures, and supply chain resilience challenges.

Automating industrial vehicles will address the following challenges:

Labor shortages - The hiring and retention of qualified workers is a critical concern for the markets that material transport vehicles operate within. In fact, Deloitte’s 2020 and 2022 Material Handling Industry Report showed that over 50% of the 1,000 supply chain and manufacturing leaders surveyed rated hiring and employee retention as their biggest challenge (source: MHI Deloitte Industry Report).

Difficulty in scaling - The traditional approaches to vehicle automation make scaling vehicle automation solutions difficult due to strains caused by service lifecycle management and issues with dynamic deployability. Industrial automation customers are forced to coordinate operational components from a variety of different vendors and lack a unifying architecture that allows the technology to scale effectively within and across sites. Significant costs are also associated with expanding the scope of existing automation solutions as they are tightly coupled to specific vehicles and often require an overhaul of the site infrastructure to overcome shortcomings in the automation technology. This can be especially true in niche environments like mines, where the deployability challenges are compounded by unique sites that require heterogeneous fleets. Furthermore, customer service, workforce training, and repair fall under service lifecycle management and must be taken into account along with the technology in order to scale efficiently, according to the “Trends in Supporting and Scaling Modern Automation” report by Ricoh & ABI Research Report.

Lagging technological advancement - Manufacturers of material transport vehicles have core competencies in mechanical, electrical, and control systems while the end users of the vehicles typically specialize in logistics, manufacturing, and material moving. There is limited expertise throughout the material handling value chain in software algorithms, sensing, and high-performance computing. Considering the incumbents’ gaps in leading-edge AV and AI technologies and the pressure existing suppliers face to ship manually-operated vehicles that address the multi-billion dollar demand that already exists, we believe it is unlikely that existing stakeholders will be able to invest in the technological advancements that will solve the industry’s fundamental challenges.

High barriers to adoption - Many solutions for automated material transport require an all-or-nothing commitment from customers: either make a major upfront investment to overhaul operations for automation or postpone automation at the risk of falling behind competition. This all-or-nothing approach to unlocking future return on investment (“ROI”) can be problematic for risk-averse companies that seek to adopt automation solutions. Depending on fleet size, traditional automation solutions such as “robot-in-a-box” may command ROI horizons of up to 4 years. Factoring in ancillary costs like installation, maintenance, on-site testing, integration, and deployment, can also represent a significant annual cost burden, according to findings by Ricoh & ABI Research Report.

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

We Designed for Scale

EAS provides a powerful solution to scalability issues, especially for dynamic deployability and service lifecycle management. DriveMod’s vehicle-agnostic capability to deploy AV technology on diverse vehicle fleets has been proven through its deployment on more than ten different vehicle form factors that we have operated autonomously. DriveMod solutions have been commercially released for the Motrec MT160 Tugger, with BYD ECB50+ Forklift targeted next. Other autonomous vehicles were deployed as prototypes or as a part of proof-of-concept project. More than five past deployments have been at customer or beta customer sites. Other past deployments were part of our normal R&D activities and product validation that was performed with beta customers.

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

The core vehicle-agnostic DriveMod software stack is targeted and deployed to different vehicles through DriveMod Kits, which are the AV hardware systems that take into account the specific needs of operating the DriveMod software on a specific target vehicle. Then, after prototyping and productization, DriveMod kits streamline the integration of AV hardware and software onto vehicles at scale. The DriveMod Kit for Motrec MT160 Tuggers are released to mass production and available at scale. Subsequently, we expect to create different instances of DriveMod Kits to support the commercial release of new vehicles on the EAS platform, such as the electric forklifts and other industrial vehicles.

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

EAS License

EAS is a comprehensive suite of technologies comprised of DriveMod, our modular industrial vehicle autonomous driving software; Cyngn Insight, our customer-facing fleet management and data analytics platform; and Cyngn Evolve, our internal AI and machine learning development and simulation infrastructure. Together, these solutions create a foundation for extracting new and valuable enterprise data insights through advanced sensors, electronic control units, and vehicle connectivity that power DriveMod’s autonomous functionality.

Through Cyngn Insight, we monetize these data insights by offering configurable cloud dashboards for fleet and asset management, operational performance monitoring, remote vehicle operations, and predictive analytics. Cyngn Evolve continuously enhances our AI models using real-world and synthetic data, enabling ongoing performance improvements and validated software releases.

Collectively, the data generated and analyzed across the EAS suite not only drives customer value but also provides meaningful insights to OEM partners as they optimize product roadmaps and integrate autonomous capabilities to meet the evolving demands of industrial automation.

DriveMod Customization and Non-Recurring Engineering (“NRE”)

DriveMod’s capability as an AV software stack will continue to expand in several dimensions-most notably, in the number of vehicles that DriveMod can operate autonomously and the maneuvers that a DriveMod-powered vehicle can execute. Targeting DriveMod to operate new vehicle types autonomously as well as the expansion of autonomous maneuvers that can be executed by DriveMod are both customizations that may generate revenues from OEMs or end customers through NRE contracts. New customizations yield project-based revenues that are assessed based on the scope of the deployment. This revenue stream is substantiated by the commercial contract that was entered into with an end customer for deploying DriveMod on electric forklifts.

Go-to-Market Strategy

Our go-to-market strategy hinges on strategic collaboration and is based on a set of three basic principles:

●	Collaborate with industrial vehicle OEMs and their dealer and service networks

●	Land & expand with end customers

●	Partner instead of compete on adjacent enabling technology

Collaborate - industrial vehicle OEMs

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

Land & expand - end customers

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

Partner instead of compete - technology

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

The market for automated vehicle solutions is burgeoning, and the advanced technology required to enable autonomous solutions in industrial environments is still developing. As a result, we face competition from a range of companies seeking to develop autonomous vehicle solutions. These competitors include traditional industrial vehicle manufacturers (such as Crown Equipment’s automated forklifts or Toyota, Yale and Vecna Materials Handling), robotics providers (such as Seegrid Corporation for pallet and tow AMRs), as well as large corporate competitors that provide a broad range of software, service, and logistics solutions across many markets. These competitors are also working to advance technology, reliability, and innovation in their development of new and improved solutions.

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

Our software stack has over 30 subsystems, including those designed for perception, mapping & localization, decision making, planning, and control. As of March 26, 2026, we have 24 granted U.S. patents and submitted 2 pending U.S. patent and expect to continue to file additional patent applications with respect to our technology in the future.

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

Human Capital Resources

Our team is composed of energetic, motivated and highly experienced visionaries. They include machine vision, AI, and autonomous software engineers from the greatest universities in the world. Together with a highly talented and skilled support team, we solve real-world industrial applications in autonomy. As of March 26, 2026, we had 62 full-time employees. The majority of our employees are based in Silicon Valley, California.

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

Available Information

Our principal business address is 1344 Terra Bella Avenue, Mountain View, CA 94043. We maintain our corporate website at https://cyngn.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Annual Report). We make available free of charge on https://investors.cyngn.com/ our annual, quarterly, and current reports, and amendments to those reports if any, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our website.

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

Our technology suite is currently available on tuggers for production release. However, this technology will need to be continually developed and enhanced for further scaled commercialization. Continued enhancement of our autonomous driving technology is and will be subject to risks, including with respect to:

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

Risks Related to Our Financial Position and Need for Additional Capital

Losses for the foreseeable future.

We incurred net losses of $23.5 million and $33.3 million for the years ended December 31, 2025, and 2024, respectively. We have not recognized a substantial amount of revenue to date, and we had an accumulated deficit of $216.8 million and $193.4 million as of December 31, 2025 and December 31, 2024, respectively. We have developed and tested our autonomous driving technology but there can be no assurance that it will be commercially successful at scale. Our potential profitability is dependent upon a number of factors, many of which are beyond our control. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Because we will incur the costs and expenses from these efforts before we receive any substantial revenue, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses. In particular, we expect to incur substantial and potentially increasing research and development (“R&D”) costs as we continue to develop and enhance EAS and other technology and products for commercialization. While our R&D costs were $12.5 million and $11.3 million during the years ended December 31, 2025 and 2024, respectively, and are likely to grow in the future, we have minimal recurring revenues. Further, because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future. Our R&D program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue, or become profitable.

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We were founded in 2013. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical performance should not be considered indicative of our future performance. Further, in future periods, our revenue growth could fluctuate for a number of reasons, including shifts in our offering and revenue mix, slowing demand for our offering, increasing competition, decreased effectiveness of our sales and marketing organization, and our sales and marketing efforts to acquire new customers, failure to retain existing customers, changing technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We anticipate that we will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this Annual Report.

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

We have incurred significant losses and continue to manage our cash resources to support our ongoing operations.

The Company incurred net losses of approximately $23.5 million and $33.3 million for the years ended December 31, 2025, and 2024, respectively. In addition, the Company had accumulated deficits of approximately $216.8 million and $193.4 million as of December 31, 2025 and December 31, 2024, respectively, and net cash used in operating activities was approximately $23.6 million and $19.2 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company’s cash and cash equivalents balance was approximately $1.0 million and the short-term investments balance was $33.7 million. As of December 31, 2024, the Company’s unrestricted cash and cash equivalents balance was $23.6 million and no short-terms investments. Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and related commitments for the 12 months following the date these consolidated financial statements were issued.

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

Natural disasters, outbreaks of infectious diseases, terrorist attacks, wars and threats of war may negatively impact our operations, revenue, costs, and stock price.

Natural disasters such as earthquakes, floods, severe weather conditions, outbreaks of infectious diseases in addition to COVID-19 or other catastrophic events may severely affect our operations or those of our suppliers and customers. Acts of terrorism, as well as events occurring in response or connection to them, including potential future terrorist attacks, rumors or threats of war, actual military conflicts or trade disruptions impacting our domestic or foreign customers or suppliers, may negatively impact our operations by causing, among other things, delays, or losses in the delivery of supplies or finished goods and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease and/or result in increased volatility in the worldwide financial markets and economy. They also could result in economic recession either globally or in the markets in which we operate. Any of these occurrences could have a significant adverse impact on our business.

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.

Beginning in our fiscal year 2025, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions have been imposed with selective tariff exemptions impacting global trade.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff policies, trade restrictions and macroeconomic uncertainty have and may continue to contribute to volatility in the price of our common stock.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion. While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects.

We have a material weakness in our internal control over financial reporting, and our inability to remediate this weakness or otherwise implement and maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon, could have a material adverse effect on us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, our stakeholders could lose confidence in our financial reporting, which could adversely affect the results of our business and our enterprise value. In connection with our assessment of internal control over financial reporting, we identified two material weaknesses in our internal control over financial reporting as of December 31, 2025 (see Item 9A. Controls and Procedures for additional detail). The deficiencies above led to two misstatements, one of which was corrected prior to the issuance of the prior year’s financial statements, and the other lead to the restatement of the Affected Periods. These material weaknesses create a reasonable possibility that material misstatements to our consolidated financial statements may not be prevented or detected in a timely manner. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025. The disclosure of these material weaknesses, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our enterprise value.

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

Changes in U.S. Patent law may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (the “AIA”) enacted in September 2011, resulted in significant changes in patent legislation. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the United States Patent and Trademark Office (“USPTO”) after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. Circumstances could prevent us from promptly filing patent applications on our inventions.

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

We incurred unanticipated costs for accounting and legal fees in connection with the restatement of our financial statements for the fiscal year ended December 31, 2024. The restatement may erode investor confidence in our company, our financial reporting, accounting practices and processes, and may raise reputational issues for our business. The restatement may also negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatement and related material weaknesses in our internal control over financial reporting may result in stockholder litigation against us and adverse regulatory consequences. These and any future regulatory consequences, litigation, claims or disputes, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. Properties

Our corporate headquarters is located in Mountain View, California and acts as the main operational facility for our vehicle engineering, software engineering and business units. We lease our corporate headquarters which contains approximately 39,600 square feet. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Holders of Record

As of December 31, 2025, we had 55 shareholders of record.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during its fiscal year ended December 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2025 and 2024 and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See also the section captioned “Forward-Looking Statements” in this Annual Report.

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

We expect our technology to generate revenue through two main methods: deployment and EAS subscriptions. Deploying our EAS requires us and our integration partners to work with a new client to map the facility, gather data, and install our AV technology within their fleet and site. These deployments typically result in revenue based on the overall scope of the project and the integrated solution delivered.

Following deployment, we continue to generate revenue through ongoing access to and use of our Enterprise Autonomy Suite (“EAS”), which includes software-enabled functionality, monitoring, updates, and support. These arrangements provide customers with continuous access to our evolving autonomous vehicle capabilities and are generally structured over a contractual term during which the customer receives and consumes the benefits of the integrated solution.

We will seek to achieve sustained revenue growth largely from ongoing SaaS-style EAS subscriptions that enable companies to tap into our ever-expanding suite of AV and AI capabilities as organizations transition into full industrial autonomy.

Although both the components and the combined solutions of EAS are still under development, we have EAS licenses with paying customers and have piloted EAS for paid customer trial and pilot deployments. We expect EAS to continually be developed and enhanced according to evolving customer needs, which will take place concurrently while other completed features of EAS are commercialized. We expect annual R&D expenditures in the foreseeable future to exceed that of 2025. We also had limited paid deployments in 2025 that offset some of the ongoing R&D costs of continually developing EAS.

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

Internal-Use Software

The Company capitalizes certain costs related to internal-use software, primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which the Company expects to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software, which is generally three to five years. There is judgment involved in the determination of the useful life. Internal-use software is classified as property and equipment in accordance with ASC 350, Intangibles - Goodwill and Other.

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

Computer software to be sold, leased or otherwise marketed is classified as an intangible asset. Capitalized software development costs are amortized using the greater of (a) the amount computed using the ratio that current gross revenue for a product bear to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release of the product, and continuing over the remaining estimated economic life of the product, not to exceed three years to five years and recorded as cost of revenue. Amortization will begin when the product or enhancement is available for general release to customers. No amortization has begun for externally sold software, as the software enhancement is still in development. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s sold, leased or otherwise marketed software for the year ended December 31, 2025.

During the year ended December 31, 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the year ended December 31, 2025, the Company recognized a total of $1.4 million related to costs originally capitalized in 2024 and $1.2 million related to costs capitalized during the first two quarters of 2025 as research and development expense resulting from this change.

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 9 shares of its common stock, exercisable at a price per share of $40,650 and expiring on October 19, 2026. Additionally, in connection with the Private Placement offering completed on April 29, 2022, the Company issued warrants to purchase 426 shares of its common stock, exercisable at a price per share of $140,625 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the consolidated balance sheet as of December 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025.

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

Results of Operations

Revenue

We derive revenue from EAS subscriptions with relative add-on offerings such as hardware revenue and other revenue (i.e., deployment costs). Revenue from these subscriptions and add-ons are recognized monthly over the service contract life, beginning at the time that a customer acknowledges acceptance of the service.

During 2025, the Company recognized $0.2 million of revenue, substantially all related to EAS subscriptions and hardware revenue. During 2024, the Company recognized $0.4 million of revenue, substantially all related to EAS subscriptions and hardware revenue.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

During 2025, the Company reported cost of revenue of $0.1 million consisting primarily of deployment costs related to personnel costs and travel expenses. During 2024, the Company reported cost of revenue of $0.5 million consisting primarily of deployment costs, related to personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the year ended December 31, 2025 increased by $1.2 million or 10.7% to $12.5 million from $11.3 million for the year ended December 31, 2024. The increase is primarily attributable to personnel related costs and expanded leased space.

General and Administrative

General, and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses increased by approximately $1.9 million or 16.7% to $13.3 million for the year ended December 31, 2025 from $11.4 million for the year ended December 31, 2024. The increase primarily relates to additional executive bonuses and advertising.

Interest income (Expenses), net

Interest income (expense), net increased by $1.3 million to $0.2 million for the year ended December 31, 2025 from ($1.1 million) for the year ended December 31, 2024. Interest income consists primarily of interest earned of $0.2 million from the Company’s interest-bearing bank accounts.

Other Income (Expenses), net

Other income (expense), net increased by $12.7 million to $2.2 million for the year ended December 31, 2025 from ($10.5 million) for the year ended December 31, 2024. Other income consists primarily of fair value remeasurement of $1.1 million and realized gains earned on the Company’s short-term investments of $0.9 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to nine months. As of December 31, 2025, the Company had unrestricted cash of approximately $0.1 million and short-terms investments of $33.7 million. As of December 31, 2024, the Company had unrestricted cash of approximately $23.6 million and no short-terms investments.

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

On June 26, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 192,496 shares of its common stock, par value $0.00001 per share, at a purchase price of $5.01 per share and 2,801,516 pre-funded warrants to purchase shares of common stock, at a purchase price of $5.00999 per pre-funded warrant. The Company received net proceeds of approximately $15.9 million from the offering, after deducting the estimated offering expenses payable by the Company of $1.3 million, including the placement agent fees.

On June 27, 2025, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 313,564 shares of its common stock, par value $0.00001 per share, at a purchase price of $7.50 per share and 1,979,769 pre-funded warrants to purchase shares of common stock, at a purchase price of $7.49999 per pre-funded warrant. The Company received net proceeds of approximately $13.7 million from the offering, after deducting the estimated offering expenses payable by the Company of $1.3 million, including the placement agent fees.

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

In October 2025, the Company sold an aggregate of 935,114 shares of common stock pursuant to the Sales Agreement for gross proceeds of $5,778,031. The Company paid a commission of $173,341 to Aegis Capital Corp., representing 3% of the gross proceeds, and $131,990 in issuance costs resulting in net proceeds of approximately $5,472,691. The shares were issued at a par value of $0.00001 per share. The par value of the shares issued was recorded as common stock, with the excess of net proceeds over par value recorded as additional paid-in capital.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and related commitments for the 12 months following the date these consolidated financial statements were issued.

Cash Flows

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $23.6 million, an increase of approximately $4.4 million or 22.8% compared to $19.2 million for the year ended December 31, 2024. The increase is primarily attributed to an increase in inventory related to tuggers, the fair value remeasurement of the warranty liabilities, and the security deposit for the new office location.

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 was $34.1 million, an increase of approximately $37.1 million compared to net cash provided by investing activities of $2.9 million for the year ended December 31, 2024. The increase consists of short-term investment maturities of $54.5 million, which were offset by short-term investment purchases of approximately $87.4 million, R&D-related hardware equipment purchases of approximately $1.2 million, and approximately $0.03 million in acquisition of intangible assets.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $35.1 million, a decrease of approximately $1.2 million compared to $36.3 million for the year ended December 31, 2024. The decrease is due to the following net proceeds received in each year:

	December 31, 2025	December 31, 2024
Proceeds from at-the-market equity financing, net of issuance costs	$5,472,701	$-
Proceeds from public issuance of common stock, net of offering costs	29,611,677	-
ATM, from May 2023 to July 2024	-	6,789,427
Placement agent agreement, December 8, 2023	-	-
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	-	13,811,014
Proceeds from issuance of warrants	-	18,260,852
Proceeds from the Notes, net of issuance costs	-	1,801,265
Repayment of the Notes	-	(4,375,000)
Total financings	$35,084,378	$36,287,558

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CYNGN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CYNGN Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

San Francisco, California
March 26, 2026

PCAOB ID NUMBER 199

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

CYNGN Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CYNGN Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 through 2025.

San Francisco, CA
March 6, 2025 except for the effects of the restatement discussed in Note 15 to the consolidated financial statements, as to which the date is November 14, 2025

PCAOB ID NUMBER 688

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,
	December 31, 2025	2024 Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$990,023	$23,617,733
Short-term investments	33,736,091	‒
Accounts and other receivables	1,544,213	1,222,891
Inventory	2,039,655	150,241
Prepaid expenses and other current assets	1,518,430	592,090
TOTAL CURRENT ASSETS	39,828,412	25,582,955

NON-CURRENT ASSETS
Property and equipment, net	3,268,196	2,319,402
Right-of-use asset, net	5,971,800	297,918
Intangible assets, net	466,223	1,895,074
Security Deposit	518,584	‒
TOTAL ASSETS	$50,053,215	$30,095,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$217,439	$247,778
Deferred revenue	1,658,015	769,180
Accrued expenses and other current liabilities	2,615,734	2,105,036
Current operating lease liability	312,365	317,344
TOTAL CURRENT LIABILITIES	4,803,553	3,439,338

Non-current operating lease liability	6,495,256	‒
Warrant liability	‒	27,703,927
TOTAL LIABILITIES	11,298,809	31,143,265

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, Par $0.00001; 400,000,000 and 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 7,974,380 and 199,110 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	80	2
Additional paid-in capital	255,576,797	192,305,280
Accumulated deficit	(216,822,471)	(193,353,198)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	38,754,406	(1,047,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$50,053,215	$30,095,349

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024 Restated

REVENUE	$218,976	$368,138
COSTS AND EXPENSES
Cost of revenue	135,749	535,708
Research and development	12,468,687	11,259,641
General and administrative	13,302,781	11,400,864
TOTAL COSTS AND EXPENSES	25,907,217	23,196,213
LOSS FROM OPERATIONS	(25,688,241)	(22,828,075)

OTHER INCOME (EXPENSE), NET
Interest income (expense), net	197,429	(1,117,546)
Warrant liability issuance costs	‒	(1,739,148)
Change in fair value of warrant liability	1,136,677	(5,359,780)
Loss on issuance of warrants	‒	(2,344,147)
Other income (expense), net	884,862	53,117
TOTAL OTHER INCOME (EXPENSE), NET	2,218,968	(10,507,504)

NET LOSS	$(23,469,273)	$(33,335,579)

Net loss per share attributable to common stockholders, basic and diluted	$(5.17)	$(2,521.41)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,540,481	13,221

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	–	–	5,147	$–	$170,652,808	$(160,017,619)	$10,635,189
Issuance of at-the-market common stock, net of issuance costs $138,572	–	–	4,275	–	6,789,427	–	6,789,427
Exercise of stock options and vesting of restricted stock units	–	–	11	–	(597)	–	(597)
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings, net of offering costs $1,864,594	–	–	189,677	2	12,414,451	–	12,414,453
Stock-based compensation	–	–	–	–	2,449,191	–	2,449,191
Net loss	–	–	–	–	–	(33,335,579)	(33,335,579)
Balance as of December 31, 2024	–	–	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Issuance of at-the-market common stock, net of issuance costs	–	–	935,114	10	5,472,691	–	5,472,701
Exercise of stock options and vesting of restricted stock units	–	–	15	–	–	–	–
Reclassification of Series A warrants to equity in connection with the public offering	–	–	–	–	7,634,428	–	7,634,428
Exercise of Series B warrants in connection with the public offering, net of issuance costs	–	–	1,552,796	16	18,931,781	–	18,931,797
Issuance of common stock in connection with the public offering	–	–	5,287,345	52	29,611,625	–	29,611,677
Stock-based compensation	–	–	–	–	1,620,992	–	1,620,992
Net loss	–	–	–	–	–	(23,469,273)	(23,469,273)
Balance as of December 31, 2025	–	$–	7,974,380	$80	$255,576,797	$(216,822,471)	$38,754,406

The accompanying notes are an integral part of these consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025		2024 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(23,469,273)		$(33,335,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,189,794		669,409
Stock-based compensation		1,620,992		2,449,191
Realized gain on short-term investments		(85,117)		‒
Accretion on short-term investments		(776,163)		(113,072)
Loss on disposed assets		16,607		‒
Patent impairment		‒		118,831
Change in fair value of warrant liability		(1,136,677)		5,359,780
Change in estimate of capitalized software		1,425,689		‒
Warrant liability issuance costs		‒		1,739,148
Loss on issuance of warrants		‒		2,344,147
Accretion of interest and amortization of debt issuance costs		‒		1,177,174
Changes in operating assets and liabilities:
Accounts and other receivables		(321,322)		(452,006)
Inventory		(1,889,414)		(150,241)
Prepaid expenses, operating lease right-of-use assets, and other current assets		(1,421,910)		(44,035)
Accounts payable		(30,339)		50,815
Deferred revenue		888,834		(667,680)
Accrued expenses, lease liabilities, and other current liabilities		411,643		1,658,037
NET CASH USED IN OPERATING ACTIVITIES		(23,576,656)		(19,196,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(1,230,536)		(1,051,481)
Acquisition of intangible asset		(29,061)		(954,229)
Disposal of assets		‒		265,940
Purchase of short-term investments		(87,387,311)		(7,562,761)
Proceeds from maturity of short-term investments		54,512,501		12,237,761
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(34,134,407)		2,935,230

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs		5,472,701		6,789,427
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants, net of issuance costs		29,611,677		13,811,014
Issuance costs from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants		(1,025)		‒
Proceeds from issuance of warrants		‒		18,260,852
Proceeds from the Notes, net of issuance costs		‒		1,801,265
Repayment of the Notes		‒		(4,375,000)
Issuance costs for stock dividend and restricted stock units		‒		(597)
NET CASH PROVIDED BY FINANCING ACTIVITIES		35,083,353		36,286,961

Net increase (decrease) in cash and cash equivalents		(22,627,710)		20,026,110
Cash and cash equivalents, beginning of year		23,617,733		3,591,623
Cash and cash equivalents, end of year		$990,023		$23,617,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW:
Cash paid during the period for interest and taxes	$	‒	$	‒

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Acquisition of right-of-use asset in exchange for new operating lease obligation		6,589,332		‒
Acquisition of property and equipment included in accounts payable and accrued expenses		1,875		‒

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

Cyngn develops and deploys scalable, differentiated autonomous vehicle technology for industrial organizations. Our full-stack autonomous driving software, (“DriveMod”), can be integrated onto vehicles manufactured by Original Equipment Manufacturers (“OEM”) by integration directly into vehicle assembly. The Enterprise Autonomy Suite (“EAS”) is designed to be compatible with sensors and components from leading hardware technology providers and integrate our proprietary Autonomous Vehicle (“AV”) software to produce differentiated autonomous vehicles.

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

All share and per share amounts and exercise prices of stock options and warrants in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $23.5 million and $33.3 million for the years ended December 31, 2025 and 2024, respectively. Accumulated deficit amounted to approximately $216.8 million and $193.4 million as of December 31, 2025 and December 31, 2024, respectively. Net cash used in operating activities was approximately $23.6 million and $19.2 million for the year ended December 31, 2025 and 2024, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. As of December 31, 2025, the Company’s unrestricted cash and cash equivalents balance was approximately $1.0 million and short-term investments of approximately $33.7 million. As of December 31, 2024, the Company’s cash and cash equivalents balance was approximately $23.6 million and no short-terms investments.

Based on cash flow projections from operating, investing and financing activities and the existing balance of cash and short-term investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and related commitments for the 12 months following the date these consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements as of and for the years ended December 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include all normal adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2025 and 2024, and operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. The Company’s significant estimates and judgments include but are not limited to internal-use software, warrants and share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Reclassifications

Certain prior period balances for the consolidated financial statement for December 31, 2024 have been reclassified to conform with the current year presentation. These reclassifications relate to inventory and accounts and other receivables that were previously presented as prepaid expenses and other current assets, as well as deferred revenue that was previously presented as accrued expenses and other current liabilities. These reclassifications had no impact on previously reported net loss, total assets, or total shareholders’ equity.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of December 31, 2025 and December 31, 2024.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of December 31, 2025 and December 31, 2024, the Company had approximately $1.0 million of cash and $33.7 million in short-term investments and $23.6 million of cash and no short-term investments, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, Investments - Debt and Equity Securities, and recorded these securities at amortized cost on the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024.

Accounts and Other Receivable

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of December 31, 2025 and December 31, 2024. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of December 31, 2025 and December 31, 2024. Other receivables primarily consist of Employee Retention Credit (“ERC”) claims related to 2020 and 2021.

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

The Company uses the following fair value hierarchy prescribed by U.S. GAAP, which prioritizes the inputs used to measure fair value as follows:

Level 1-Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2-Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Inventory

Inventory consists of autonomous vehicle units, including tuggers equipped with DriveMod Kits (“DMKs”), which are integrated with the Company’s proprietary Enterprise Autonomy Suite (“EAS”) software and sold to customers as part of a fully integrated autonomous vehicle solution. Substantially all assembly and integration activities are performed by third-party suppliers prior to receipt; therefore, the Company classifies its inventory as finished goods and does not maintain separate classifications for raw materials or work in process.

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method, as each autonomous vehicle is individually serialized and tracked, and the Company is able to identify the specific cost associated with each unit. The specific cost of each vehicle is transferred to deferred costs upon deployment.

The Company periodically reviews inventory for excess quantities, obsolescence, or other indicators that the carrying value may not be recoverable. If the carrying value of inventory exceeds its net realizable value, the Company records a write-down to net realizable value, with the adjustment recognized in cost of goods sold.

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

Property and Equipment	Useful life
Automobiles (DMV-registered)	5 years
Machinery, tools and equipment	5 years
Computers and equipment	5 years
Internal-use software	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of 3 years or lease term

Operating Leases

The Company accounts for leases in accordance with ASC 842, Leases. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a right-of-use asset and lease liability in the consolidated balance sheets under ASC 842 on the office space lease in Mountain View, California that commenced in May 2025 and the previous office space lease in Menlo Park, California that ended in May 2025. Lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the years ended December 31, 2025 and 2024.

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

During the year ended December 31, 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the year ended December 31, 2025, the Company recognized a total of $1.4 million related to costs originally capitalized in 2024 and $1.2 million related to costs capitalized during the first two quarters of 2025 as research and development expense resulting from this change.

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

For the year ended December 31, 2024, the Company determined the existence of an impairment associated with the Company’s intangible asset “Patents” and accordingly recorded an impairment charge of $118,831 (see Note 6. Intangible Assets). For the year ended December 31, 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2025 and December 31, 2024 (see Note 11. Income Taxes).

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands the annual disclosure requirements for income taxes, primarily related to the rate reconciliation and income taxes paid. The Company has adopted this guidance on a prospective basis, which did not have a significant impact on the Company’s consolidated financial statements.

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. The Company concluded that these warrants are indexed to the Company’s own stock, require settlement in a fixed number of shares, and do not contain provisions that could require net cash settlement or settlement in a variable number of shares. Additionally, the warrant agreements do not include provisions that would require the Company to transfer assets. Accordingly, the warrants meet the criteria for equity classification. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the consolidated balance sheet as of December 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025 (see Note 7. Capital Structure).

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

General and Administrative Expense

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, Other Expense - Advertising Costs, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the years ended December 31, 2025 and 2024 were $512,017 and $237,396, respectively.

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range (see Note 12. Commitments and Contingencies).

Segment Reporting

The Company operates as one operating segment. The Company’s chief operating decision maker is the executive management team, its Chief Executive Officer and Chief Financial Officer. The executive management team manages operations and business as one operating segment for the purposes of allocating resources, making operating decisions and evaluating financial performance.

The one operating segment generates revenues from subscriptions to its Enterprise Autonomy Service (“EAS”), product sales or leases of hardware, and other professional services (i.e., deployment costs) and fixed-price NRE contracts related to customer-specific configuration that consist of several independent phases and include design, data gathering, hardware installation on an industrial vehicle, customer-specific configuration of the DriveMod software, and demonstrations.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company generates revenue from vehicle units, including tuggers equipped with DriveMod Kits (“DMKs”), which are integrated with the Company’s proprietary Enterprise Autonomy Suite (“EAS”) software, or leases of hardware, and other professional services. These offerings are highly interdependent and integrated to provide customers with a fully functional autonomous industrial vehicle solution. Because these components are not separately identifiable from one another in the context of the contract, the Company accounts for these combined goods and services as a single performance obligation.

General Recognition Principle. The Company recognizes revenue when control of the combined autonomous vehicle and software solution is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods and services.

Method of Measuring Progress. Revenue associated with the Company’s integrated autonomous vehicle solution is generally recognized over time because the customer simultaneously receives and consumes the benefits provided by the Company’s performance as the services are performed.

The Company measures progress toward satisfaction of the performance obligation using an output method based on the passage of time, recognizing revenue ratably over the contractual term, which is typically three years. In accordance with ASC 606-10-55-17 through 55-18, the output method reflects the pattern in which control of the promised goods and services is delivered to the customer, who receives continuous access to the integrated autonomous vehicle functionality, including the software-enabled operation, monitoring, updates, and support necessary for the system to function as intended.

Management believes that recognizing revenue on a straight-line basis over the contract period faithfully depicts the Company’s performance in transferring control of the integrated solution, as the customer receives and consumes the benefits of the solution evenly throughout the contract term.

Payment Terms. Payment terms vary by customer and contract but generally do not exceed 90 days.

Discounts. The Company may offer pricing discounts to certain customers, primarily to establish relationships with new customers. These discounts are reflected in the contractual transaction price at contract inception. Revenue is recognized based on the discounted contract price and is accounted for in the same manner as other contracts. The Company recognizes revenue from these arrangements ratably over the contract term, consistent with the pattern in which the customer receives and consumes the benefits of the integrated autonomous vehicle solution.

Stand-Alone Selling prices. The Company also applies judgment in estimating stand-alone selling prices when allocating the transaction price to performance obligations. Stand-alone selling prices are generally determined based on observable prices when available or, when not directly observable, are estimated using management’s assessment of expected pricing for similar goods and services and market conditions.

Material Rights and Renewal Options. The Company’s contracts with customers may include renewal or other options at stated prices. Determining whether these options provide the customer with a material right, and therefore represent a separate performance obligation, requires judgment. The Company evaluates the pricing of each option to determine whether it reflects the stand-alone selling price for the underlying goods or services or whether it provides the customer with a discount that would not be available without entering into the initial contract.

In certain legacy customer contracts, the Company has provided customers with the option to extend the contract term for an additional one-year period. Management evaluates these renewal provisions to determine whether they provide a material right by comparing the renewal pricing to the expected stand-alone selling price of the services at the time of renewal. This assessment requires judgment and includes consideration of expected pricing for similar services, historical pricing practices, and market conditions.

If a material right exists, the Company allocates a portion of the transaction price to the option and recognizes the related revenue when the option is exercised or expires.

Significant financing component. In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The Company’s contracts with customer prepayment terms do not include a significant financing component because the prepayment terms are designed to provide customers with contractual protections and billing convenience, not to provide financing to the customer or receive financing from the customer.

Contract modifications. The Company may modify contracts to offer customers additional products or services. Each of the additional products and services is evaluated to determine whether it is distinct from the goods or services transferred prior to the modification. The Company evaluates whether the contract price for the additional products and services reflects the stand-alone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the stand-alone selling price for the modified goods or services, the Company accounts for the modification either (i) on a prospective basis if the remaining goods and services are distinct from those already transferred, or (ii) on a cumulative catch-up basis if the remaining goods and services are not distinct from those already transferred.

Principal vs. Agent Considerations. Judgment is required in determining whether we are the principal or agent in transactions with dealers, OEMs and end-users. We evaluate the presentation of revenue on a gross or net basis based on whether we control the service provided to the end-user and are the principal (i.e., “gross”), or we arrange for other parties to provide the service to the end-user and are an agent (i.e., “net”). In making this determination, the Company considers several factors, including whether the Company is primarily responsible for fulfilling the promise to provide the specified goods or services, bears inventory risk before the goods are transferred, and has discretion in establishing pricing for the specified goods or services. This determination also impacts the presentation of incentives provided to dealers and OEMs and discounts and promotions offered to end-users to the extent they are not customers.

In dealer transactions where the Company’s role is to supply hardware to the dealer, the Company does not obtain control of the hardware before it is transferred to the end-user and is not primarily responsible for the dealer’s fulfillment to end-users. Accordingly, hardware revenue in these arrangements is recorded on a net basis.

In dealer and OEM transactions where our role is to provide the software subscription to the end-user, we are primarily responsible for the services and present the respective subscription revenue on a gross basis. Payments to dealers in exchange for their services are recorded as cost of revenue.

Cost to Obtain a Contract. The Company capitalizes incremental costs incurred to obtain contracts, principally sales commissions and third-party referral fees. These costs are amortized on a straight-line basis over the contractual term and recognized in general and administrative expenses.

Costs to Fulfill a Contract. The Company capitalizes such costs when they are (i) incremental to obtaining that specific contract, (ii) expected to be recovered, and (iii) subject to an amortization period exceeding one year. Capitalized fulfillment costs are amortized on a straight-line basis over the expected period of benefit, which corresponds to the contractual term, and are recognized in cost of revenue. The Company evaluates capitalized fulfillment costs for impairment at each reporting date.

Deferred contract costs totaled $767,007 and $120,793 as of December 31, 2025 and 2024, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. Amortization of deferred contract costs recognized in cost of revenue during the years ended December 31, 2025 and 2024 was $106,480 and $21,413, respectively. No impairment losses were recognized in either period.

Taxes collected from customers. The Company collects and remits certain taxes assessed by governmental authorities on its revenue transactions, including sales, use, value-added, and excise taxes. These taxes are presented on a net basis and excluded from reported revenue. Shipping and handling fees billed to customers are included in net sales; the related costs are included in cost of revenue.

Judgments and estimates. Accounting for contracts recognized over time requires judgment in estimating the transaction price, the measure of progress, and expected contract costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed.

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represent 10% or more of the respective amounts for the year ended December 31, 2025 and 2024, respectively.

	2025	2024
Customer A	17.1%	*
Customer B	36.8%	*
Customer C	11.5%	73.2%
Customer D	19.1%	*
Customer E	12.3%	*

*	Below 10%

There was $209,452 from these customers in accounts receivable as of December 31, 2025 and $274,699 from these customers in accounts receivable as of December 31, 2024.

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of certain income statement items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the impact of this amendment on its consolidated financial statements.

3. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and contract liabilities. Contract assets represent revenue recognized in excess of amounts billed to customers. Contract liabilities represent payments received from customers in advance of satisfying the related performance obligations.

The Company’s contract balances consist primarily of accounts receivable and deferred revenue (contract liabilities). Accounts receivable represents the Company’s unconditional rights to consideration for goods and services transferred to customers. Contract liabilities represent amounts billed or collected in advance of satisfying performance obligations and are recognized as revenue as the related performance obligations are satisfied. As of December 31, 2025 and 2024, deferred revenue related to tugger sales totaled $1,658,015 and $769,180, respectively.

Revenue Recognized from Prior Period Contract Liabilities

During the years ended December 31, 2025 and 2024, the Company recognized revenue of $128,387 and $1,500, respectively, that was included in deferred revenue at the beginning of each respective period. The Company did not recognize material revenue during the periods presented from performance obligations satisfied (or partially satisfied) in prior periods other than amounts previously included in deferred revenue.

Remaining Performance Obligations

As of December 31, 2025, the remaining performance obligations on existing contracts are $1,658,015, approximately 25% of which is expected to be recognized in 2026, 36% in 2027, 28% in 2028, and the remainder thereafter. This amount corresponds to the Company’s contract liability balance as of December 31, 2025, as all remaining obligations relate to the passage of time on active contracts.

For the years ended December 31, 2025 and 2024, revenue was $218,976 and $368,138, respectively.

4. Balance Sheet Components

Financial Instruments

Funds in the Company’s investment brokerage account were held in cash equivalents, consisting of a money market account, along with short-term investments consisting of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities, and classified as Level 1 in the hierarchy of fair value measurements. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. All of the Company’s short-term investments will mature within one year of December 31, 2025. The Company does not expect a credit loss for its short-term investments.

	December 31, 2025		December 31, 2024
Financial assets	Level	Amount	Level	Amount
Cash equivalents:
Money market account	1	$929,165	1	$23,274,834
Short-term investments:
U.S. government treasury bills	1	33,736,091	1	‒
		$34,665,255		$23,274,834

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method, as each autonomous vehicle is individually serialized and tracked, allowing the Company to identify the specific cost associated with each unit. The specific cost of each vehicle is transferred to deferred costs upon deployment.

As of December 31, 2025 and 2024, inventory totaled $2.0 million and $0.2 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	December 31, 2025	December 31, 2024
Prepaid Expenses	$668,090	$303,803
Short-term Deposits	75,006	160,149
Other current assets	775,334	128,138
Total prepaid and expenses and other current assets	$1,518,430	$592,090

Property and Equipment, Net

Property and equipment were reclassified to better reflect their appropriate categories within the fixed asset register. These reclassifications did not have a significant impact on the overall asset values or depreciation expense. Property and equipment is comprised of the following:

	December 31,	December 31,
	2025	2024
Automobiles (DMV-registered)	$28,862	$128,862
Machinery, tools and equipment	692,459	660,155
Computers and equipment	488,552	389,007
Capitalized software	1,592,092	950,832
Furniture and fixtures	73,494	66,182
Leasehold improvements	175,417	221,977
Testing equipment (Work in Progress)	896,147	687,986
Property and equipment, gross	3,947,023	3,105,001
Less: accumulated depreciation and amortization	(678,827)	(785,599)
Total property and equipment, net	$3,268,196	$2,319,402

Depreciation expense for the years ended December 31, 2025 and 2024 was $234,909 and $214,494, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $42,500 and $28,333 as of December 31, 2025 and 2024, respectively.

Deferred Revenue

Deferred revenue consists primarily of amounts billed to customers for tugger sales and related services for which revenue has not yet been recognized. Revenue is recognized as the Company satisfies its performance obligations in accordance with its revenue recognition policy.

As of December 31, 2025 and 2024, deferred revenue related to tugger sales totaled $1,658,015 and $769,180, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	December 31, 2025	December 31, 2024
Credit card payable	$16,169	$2,050
Accrued expenses	563,770	788,948
Accrued payroll	2,035,795	1,314,038
Total accrued expenses and other current liabilities	$2,615,734	$2,105,036

5. Operating Leases

Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. Rather than relying on a single rate source, the Company evaluated three data points calculated from the three standard methods to determine a reasonable, supportable, and entity-specific IBR consistent with ASC 842. Based on this analysis, the rate applied is the median of the available supportable rates, which reflects a secured borrowing assumption and balances entity-specific credit risk and market benchmarks. Lease expenses are recognized on a straight-line basis over the lease term.

The Company leases its office space in Mountain View, California, under an operating lease agreement dated March 25, 2025, originally signed for a term of six and one half years that commenced in May 2025. Monthly payments are approximately $104,478. The lease includes common area maintenance costs that are paid separately from rent based on actual costs incurred. The Company’s previous lease in Menlo Park, California ended in May 2025.

The Company also leases storage containers from a third-party provider for use on-site in Mountain View, California, at a monthly rate of $141 per unit. These arrangements are on a month-to-month basis and are cancelable upon thirty (30) days’ notice. Under the short-term lease practical expedient of ASC 842, the Company does not recognize right-of-use assets or lease liabilities for these arrangements, and instead, lease payments are expensed as incurred.

The Company’s right-of-use asset, net balance as of December 31, 2025 and 2024, respectively are presented on the Company’s consolidated balance sheets.

The Company’s future lease payments under the non-cancellable lease as of December 31, 2025, which are presented as lease liabilities on the Company’s consolidated balance sheet, are as follows:

For the year ended December 31,	Operating Lease
2026	692,000
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Less: imputed interest	(1,341,632)
Present value of lease liability	$6,807,621

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.83	0.42
Weighted-average discount rate	5.60%	4.87%

Lease expense was $1,170,932 and $678,037 for the years ended December 31, 2025 and 2024, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $915,451 and $694,373 for the years ended December 31, 2025 and 2024, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Patents	$521,302	$(71,079)	$-	$-	$450,223
Trademark	45,000	(29,000)	-	-	16,000
Total intangible assets	$566,302	$(100,079)	$-	$-	$466,223

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Fair Market Value Adjustment	Impairment	Net Carrying Amount
Developed software	$1,425,689	$-	$-	$-	$1,425,689
Patents	611,072	(41,856)	-	(118,831)	450,385
Trademark	45,000	(26,000)	-	-	19,000
Total intangible assets	$2,081,761	$(67,856)	$-	$(118,831)	$1,895,074

Amortization expense for each of the years ended December 31, 2025 and 2024 was $32,223 and $24,739, respectively. There was no amortization expense for the developed software for the years ended December 31, 2025 and 2024.

ASC 360, Property, Plant, and Equipment, defines a multi-step process to test long-lived assets, including intangible assets, for recoverability that if failed would indicate impairment. First, the Company must consider whether indicators of impairment of long-lived assets are present. The Company determined the Triggering Events in conjunction with preparation of its financial statements for the year ended December 31, 2025 provided such indication.

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

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no further impairment charges to long-lived assets were necessary as of December 31, 2025 and December 31, 2024.

During the year ended December 31, 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the year ended December 31, 2025, the Company recognized a total of $1.4 million related to costs originally capitalized in 2024 and $1.2 million related to costs capitalized during the first two quarters of 2025 as research and development expense resulting from this change.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
2026	$33,772
2027	33,772
2028	33,772
2029	33,772
Thereafter	331,135
Total	$466,223

7. Capital Structure

Common Stock

As of December 31, 2025 and 2024, the Company is authorized to issue 400,000,000 and 200,000,000 shares of common stock, respectively, with a par value of $0.00001 per share. As of December 31, 2025 and 2024, the Company had 7,974,380 and 199,110 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Common Stock Offerings

On June 27, 2025, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 313,564 shares of its common stock, par value $0.00001 per share at a purchase price of $7.50 per share and 1,979,769 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $ of $7.49999 per Pre-Funded Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on June 30, 2025. The Company received net proceeds of approximately $13.7 million from the offering, after deducting the estimated offering expenses payable by the Company of $1.3 million, including the placement agent fees.

On June 26, 2025, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 192,496 shares of its common stock, par value $0.00001 per share at a purchase price of $5.01 per share and 2,801,516 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $ of $5.00999 per pre-funded warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on June 27, 2025. The Company received net proceeds of approximately $15.9 million from the offering, after deducting the estimated offering expenses payable by the Company of $1.3 million, including the placement agent fees.

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

On December 20, 2024, the Company entered into a securities purchase agreement for the sale and issuance of (i) 20,507 units at a public offering price per Unit of $241.50 with each Unit consisting of one share of common stock, par value $0.00001 per share, one Series A warrant to purchase one share of Common Stock at an exercise price of $301.875 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $301.875) and (ii) 62,309 pre-funded units at a public offering price of $241.485 per Pre-Funded Unit, with each Pre-Funded Unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.015 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on December 23, 2024. The net proceeds to the Company from the Offering were approximately $18.2 million, after deducting placement agent’s fees and the payment of other estimated offering expenses associated with the offering that are payable by the Company.

At issuance, the aggregate fair value of the warrant liabilities exceeded the net proceeds received in the transaction. The Company needed the net proceeds in order to continue to run operations. Accordingly, the Company recognized a loss on issuance of warrants of approximately $2.3 million in its consolidated statement of operations for the year ended December 31, 2024. This amount reflects the excess of the fair value of the warrant liabilities over the residual proceeds allocable to the other securities issued in the transaction. Subsequently, the warrant liabilities will continue to be remeasured at fair value through earnings until they are exercised, expire, or are otherwise settled. After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the consolidated balance sheet as of December 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025. In addition, approximately $1.7 million of offering-related issuance costs attributable to the warrant liabilities were recorded as expense in the period.

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

At the Market Equity Financing

On September 5, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock having an aggregate offering price of up to $100,000,000 in “at the market” offerings through or to the Agent, as sales agent or principal. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2025, a total of 935,114 shares of common stock were sold through Aegis Capital Corp. under the Sales Agreement. As of December 31, 2025, the Company has received net proceeds of $5,472,691 after payment of commission fees of $173,341 and other related expenses of $131,990.

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

Common Stock Warrants

The following warrants were outstanding as of December 31, 2025, each of which is exercisable on a one-for-one basis for shares of the Company’s common stock (i.e., one warrant for one share). All warrants contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement. In addition, on March 31, 2025, the Company reclassified the Series A warrants from liability to equity upon determining that the warrants no longer required liability classification.

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

The following warrants were outstanding as of December 31, 2024, all of which contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses:

Securities into which warrants are convertible	Warrants outstanding	Exercise Price	Expiration Date	Fair value
Common stock (Initial Public Offering)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)	426	$140,625	April 2027	6,071,114
Common stock (Series A)	277,778	$90	January 2030	6,581,789
Common stock (Series B)	82,816	$301.875	July 2027	21,122,138
Total	361,029			$33,945,438

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

The Company used the following assumptions for December 31, 2025 and 2024:

	Initial Public Offering Warrants (Oct 2021)	Private Placement Warrants (Apr 2022)
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

Under ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, shareholder approval on January 30, 2025, initiated the price reset period, resulting in a fixed exercise price for the warrants. As such, the Series A warrants were reclassified to equity and remeasured utilizing the Black Scholes model with the following assumptions:

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

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of these stock dividends. The following table summarizes the computation of basic and diluted loss per share:

	Years Ended December 31,
	2025	2024 Restated
Net loss attributable to common stockholders	$(23,469,273)	$(33,335,579)

Basic and diluted weighted average common shares outstanding	4,540,481	13,221

Loss per share:
Basic and diluted	$(5.17)	$(2,521.41)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the convertible preferred stock; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

Unless otherwise expressly provided in this Annual Report, all historical per share data, number of shares issued and outstanding, stock awards, and other common stock equivalents set forth herein relating to our common stock have been adjusted to give effect to a reverse stock split of our common stock in a ratio of 1-for-100 effected on July 3, 2024 and 1-for-150 effected on February 18, 2025.

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

In November 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 334 shares of common stock. In June 2024, the shareholders of the Company approved an amendment to allow an annual increase to the 2021 Plan equal to the least of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board. In December 2025, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 4,000,000 shares of common stock.

As of December 31, 2025 and December 31, 2024, approximately 55,770 and 614 shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of December 31, 2025, and activity during the year end then ended:

	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	1,151	$14,665.36	7.37	$-
Granted	-	-		-
Exercised	-	-		-
Cancelled/forfeited	(227)	19,438.45
Outstanding as of December 31, 2025	924	$13,475.78	4.41	$-
Vested and expected to vest at December 31, 2025	924	$13,475.78	4.41	$-
Vested and exercisable at December 31, 2025	764	$13,264.58	3.95	$-

The following table summarizes information about the Company’s RSUs as of December 31, 2025, and activity during the year then ended:

	Shares	Weighted- average grant date fair value
Unvested shares at December 31, 2024	20	$21,957.75
RSUs granted	-	-
RSUs vested	(20)	(21,957.75)
RSUs forfeited	-	-
Unvested Shares at December 31, 2025	-	$-

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

There were no shares issued in 2025, therefore no fair value was determined. The weighted average per share grant-date fair value of options granted during the year ended December 31, 2025 and 2024 was $0 and $5.59, respectively.

The following weighted average assumptions were used in estimating the grant date fair values in December 31, 2025 and 2024:

	December 31,
	2025	2024
Fair value of common stock	$0.00	$1,521.00
Expected term (in years)	-	6.02
Risk-free rate	0%	3.96%
Expected volatility	0%	54.76%
Dividend yield	0%	0%

We recorded stock-based compensation expense from stock options and RSUs of approximately $1,620,992 and $2,449,191, during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.4 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.3 years. Income tax benefits recognized from stock-based compensation expense recognized for the year ended December 31, 2025 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

Domestic and international pre-tax loss consists of the following:

	December 31,
	2025	2024 Restated
United States	(23,469,273)	(33,335,579)
International	-	-
Loss before income taxes	(23,469,273)	(33,335,579)

For the years ended December 31, 2025 and 2024, income tax expense attributable to operations is immaterial.

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the years ended December 31, 2025 and 2024 as a result of the following:

	December 31, 2025
	Amount	Percent
US Federal Statutory Tax Rate	$(4,928,547)	21.00%
State and Local Income Taxes (1)	(211,513)	0.90
Foreign Tax Effects	-	0.00
Tax Credits	(1,010,247)	4.30
Change in Valuation Allowance	4,421,241	(18.84)
Nontaxable or Nondeductible Items
Section 162m Limitation	262,808	(1.12)
Warrant Revaluation	248,946	(1.06)
Other permanent differences	236,687	(1.01)
Change in unrecognized tax benefits	303,074	(1.29)
Other Reconciling Items
Deferred True Up	622,366	(2.65)
Other	55,184	(0.24)
Total	$-	0.00%

(1)	For the year ended December 31, 2025, state and local income taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

December 31, 2024
Federal tax at statutory rate	$(6,142,980)
State income taxes	(218,456)
Stock based compensation	180,319
Foreign taxes	-
Tax credits	(1,039,015)
Nondeductible items	26,970
Valuation allowance	5,327,801
Deferred true up	1,165,581
Rate change	717,809
Other items	(18,029)
Total	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$41,820,615	$36,178,997
Research and development credits	7,713,764	7,006,591
Intangibles	616,331	880,481
Fixed assets	(365,067)	(181,103)
Stock based compensation	27,813	452,339
Accruals and reserves	441,240	281,367
Deferred revenue	155,914	21,751
Lease liability	1,491,200	69,025
Capitalized research costs	3,761,293	5,280,797
Other	223	8,639
Gross deferred tax assets	55,663,326	49,998,884
Valuation allowance	(54,355,211)	(49,934,084)
Total deferred tax assets	1,308,115	64,800
Deferred tax liabilities:
Right of use asset	(1,308,115)	(64,800)
Deferred project costs		-
Total deferred tax liabilities	(1,308,115)	(64,800)
Net deferred tax assets	$-	-

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $4,421,241 and $5,327,800, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $161,732,697 and $120,845,916, respectively, which will begin to expire in 2034 and 2035 with $126,395,500 of our federal net operating loss carryforward lasting indefinitely.

As of December 31, 2025, the Company had federal and state research credit carryforwards of approximately $7,526,906 and $4,421,211, respectively. The federal research credit carryforwards will begin to expire in 2033 while the California research credits carry forward have an indefinite life.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, and the Consolidated Appropriations Act, 2021 were passed into law and provide additional economic stimulus to address the impact of the COVID-19 pandemic, including among other items, several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to interest expense limitations, and an option to defer payroll tax payments for a limited period. In 2023, we assessed our eligibility to claim a refund of employer taxes available under the Employee Retention Credit provisions of the CARES Act. For the year ended December 31, 2023, we calculated eligible credits of approximately $763,624 provided by the CARES Act, which have been recognized as offsets to salaries costs in operating expenses. As of December 31, 2025 and 2024, the aggregate eligible credit amount has been accrued as a receivable on our consolidated balance sheets.

The following table reflects changes in gross unrecognized tax benefits:

	December 31,
	2025	2024
Balance at beginning of year	$3,002,825	$2,545,189
Increase in balance related to tax positions taken during the current year	303,074	445,293
Increase in balance related to tax positions taken during prior years	-	12,343
Decrease in balance related to prior year tax positions	-	-
Decrease in balance related to settlement with tax authorities	-	-
Balance at end of year	$3,305,899	$3,002,825

As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $3,305,899 and $3,002,825, respectively, which does not include any reserved interest or penalties. As of December 31, 2025, $3,305,899 of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company’s has not recorded any interest or penalties related to its unrecognized tax benefits for 2025 or 2024.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2020 for state purposes, except in certain limited circumstances.

However, due to the fact that the Company had loss and credits carried forward in some jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. The Company’s NOL and credit carryforwards from all years may be subject to adjustment for three (or four for certain states) following the year in which utilized. The Company does not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation, which is inherently uncertain.

In May 2025, a former contractor of the Company filed a complaint alleging breach of contract and related claims arising from certain professional services agreements entered into between 2021 and 2024. The complaint seeks approximately $59,760 in damages, plus interest, attorneys’ fees, and costs. The matter is in its early stages, and the Company is evaluating the claims and intends to respond accordingly. The Company has recorded an accrual of approximately $33,000 in connection with the foregoing matters .

In August 2025, a former employee filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging retaliation in connection with the employee’s internal reporting. To avoid litigation and minimize costs, the Company has agreed in principle, subject to final documentation, to a one-time payment of $80,000 to settle a contract dispute, which payment is included in accrued expenses as of December 31, 2025.

Under the terms of a settlement agreement with a former placement agent, the Company may be obligated to pay a maximum of $2.3 million cash fee and issue 370,114 warrants to purchase shares of the Company’s common stock in connection with the June 27 Offering and the June 26 Offering. However, the Company has informed the former placement agent that it does not believe there is a basis for these obligations. The Company has not received a response from the former placement agent and a resolution has not been reached as of the date of this filing. Since the Company is contesting the matter and it has not accrued any liability related to it. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the possible loss at this time.

The Company is subject to legal and regulatory actions that arise from time to time. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events, and the outcome of litigation is inherently uncertain. To avoid litigation and minimize costs, the Company agreed in principle, subject to final documentation, to a one-time payment of $500,000 to settle a contract dispute, of which payment was included in accrued expenses as of December 31, 2024 and paid out in March 2025.

There was no other material pending or threatened litigation against the Company that remains outstanding as of December 31, 2025.

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

14. Subsequent Events

ATM

As of March 19, 2026, the Company has sold 3,922,113 additional shares under the ATM Sales Agreement, for net proceeds of $9,166,427 after payment of commission and fees of $283,498.

Registered Direct Offering

On March 16, 2026, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $ of $1.92999 per Pre-Funded Warrant. The Pre-Funded Warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date concluding the purchase price approximated the fair value. The offering closed on March 17, 2026. The Company received net proceeds of approximately $8.8 million from the offering, after deducting the estimated offering expenses payable by the Company of $0.85 million, including the placement agent fees.

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

Balance Sheet	As Previously Reported	Adjustments	As Restated
Warrant liability	15,012,361	12,691,566	27,703,927
Total liabilities	18,501,699	12,641,566	31,143,265
Additional paid-in capital	200,863,551	(8,558,271)	192,305,280
Accumulated deficits	(189,269,903)	(4,083,295)	(193,353,198)
Total stockholders’ equity (deficit)	11,593,650	(12,641,566)	(1,047,916)

Statement of Operations	As Previously Reported	Adjustments	As Restated
Warrant liability issuance costs	0	(1,739,148)	(1,739,148)
Loss on issuance of warrants	0	(2,344,147)	(2,344,147)
Total other income (expenses), net	(6,424,209)	(4,083,295)	(10,507,504)
Net loss	(29,252,284)	(4,083,295)	(33,335,579)
Net loss per share attributable to common stockholders, basic and diluted	(2,212.56)	(308.85)	(2,521.41)

Statement of Stockholders’ Equity (Deficit)	As Previously Reported	Adjustments	As Restated
Issuance of common stock and pre-funded warrants and exercise of pre-funded warrants in connection with the private and public offerings	20,972,722	(8,558,270)	12,414,453
Net loss	(29,252,284)	(4,083,295)	(33,335,579)

Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Net loss	(29,252,284)	(4,083,295)	(33,335,579)
Loss on issuance of warrants	0	2,344,147	2,344,147
Warrant issuance costs	0	1,739,148	1,739,148
Accrued expenses, lease liabilities, and other current liabilities	10,642,938	(9,652,581)	990,357
Net cash used in operating activities	9,493,500	9,702,581	19,196,081
Proceeds from public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	22,369,285	(8,558,271)	13,811,014
Proceeds from issuance of warrants	0	18,260,852	18,260,852
Net cash provided by financing activities	26,584,380	9,702,581	36,286,961

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

Information required by this item is incorporated by reference to the Company’s Current Report on Form 8-K filed on April 25, 2025.

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of our fiscal year covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective as a result of the two material weaknesses as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility on estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective as a result of the two material weaknesses as described below. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K/A as of December 31, 2024, we identified two material weaknesses, the ineffective oversight of third parties engaged to assist in the Company’s financial reporting process and lack of appropriate technical expertise to a complex accounting transaction. During the first quarter of 2025, the material weakness of ineffective oversight of third parties engaged to assist in the Company’s financial reporting process persisted. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the second, third and fourth quarters of 2025. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of December 31, 2025. The misinterpretation of accounting guidance to a complex accounting transaction was identified in the third quarter of 2025 and plans to be fully remediated by the first quarter of 2026. Notwithstanding this material weakness, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our directors and executive officers. Our Board of Directors is currently comprised of four members. Our Board is divided into three classes of directors, each serving a staggered three-year term. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the class whose term is then expiring. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position	Class of Director
Lior Tal	52	Chief Executive Officer, Chairman of the Board of Directors and Director	I
Donald Alvarez*	61	Chief Financial Officer and Director	I
Natalie Russell	30	Chief Financial Officer	-
Martin Petraitis	71	Vice President of Sales	-
Ben Landen*	38	Vice President of Business Operations	-
Karen Macleod	62	Director	II
James McDonnell	71	Director	II
Ran Makavy	51	Director	III
Colleen Cunningham*	63	Director	III

*	Donald Alvarez, Ben Landen, and Colleen Cunningham departed the Company in 2025.

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

Mr. Tal holds an LLB in Law and a BA in Business Management from Reichman University and an LLM in Law from Tel Aviv University. Mr. Tal’s executive and technology industry experience qualify him to serve on the Board.

Natalie Russell

Mrs. Russell has served as the Company’s Chief Financial Officer since August 12, 2025. She previously served as the Company’s Interim Chief Financial Officer from June 6, 2025 to August 12, 2025. Mrs. Russell joined the Company in March 2023 as Director of Accounting. Prior to joining the Company, Mrs. Russell was a Technical Accounting Manager at SOAProjects, Inc., from December 2022 to March 2023, where she specialized in technical accounting research and financial reporting for clients in the technology and life sciences industries. Mrs. Russell began her career in the audit and assurance practice of Ernst & Young from September 2017 to December 2022. Mrs. Russell is a Certified Public Accountant in the state of California. She holds a Bachelor of Science in Business Administration from the University of Dayton.

Martin Petraitis

Mr. Petraitis has served as the Company’s Vice President of Sales since November 2024. On May 6, 2025, the Company’s Board named Mr. Petraitis as a named executive officer. Mr. Petraitis brings over two decades of leadership experience in scaling revenue within technology-driven sectors, including automation, SaaS, and manufacturing systems. Prior to joining the Company, Mr. Petraitis led sales at Heartland Automation from 2020 to 2024, where he successfully pivoted the company from product-based offerings to high-value, solutions-focused services in the autonomous mobile robotics sector. His leadership in prior roles includes executive positions at Clearpath Robotics/OTTO Motors, from 2016 to 2020, Segue Manufacturing Services, from 2012 to 2016 and Brooks Automation from 1998 to 2006, where he scaled revenue to over $210M by championing strategic accounts and consultative sales methods. Mr. Petraitis holds an MSME and a BSME in mechanical engineering from the University of Colorado Boulder.

Non-Executive Directors

Karen Macleod

Ms. Macleod has served as a member of the Board since July 2021. Ms. Macleod was the Founder and CEO of The Arete Group, LLC from 2015 to 2021. Ms. Macleod was the president of Tatum, Randstand Holdings NV Company from 2011 to 2014. Ms. Macleod was the president of Resources Connection, Inc. North America from 2004 to 2009 and previously served in other capacities after joining the company in 1996. From 1985 to 1994, Ms. Macleod was a senior manager at Deloitte. Ms. Macleod additionally has served on the board of directors of Track Group Inc. (OTCQX — TRCK) since 2016 and currently chairs the Audit Committee. She also has served on the board of the Lakeland Hills YMCA since 2020 and currently serves on the Executive Committee and as Chair of the Finance Committee. Additionally, since 2024 Ms. Macleod has served on the Board and is Vice President of the Mountain Lakes Garden Club. Ms. Macleod served as a member of the board of directors and a member of the audit committee of the FWA of New York from 2018 to 2021. From 1998 to 2009, Ms. Macleod served on the board of directors of RGP (NASDAQ — RGP). From 2006 to 2013, Ms. Macleod served on the board of directors of Overland Solutions. Ms. Macleod holds a B.A. in Business Economics from University of California, Santa Barbara.

Ms. Macleod’s audit experience, Executive Leadership positions, prior and current board experience and her role serving on audit committees qualify her to serve on the Board.

James McDonnell

Mr. McDonnell has served as a member of the Board since September 2021. Mr. McDonnell was Senior Vice President of Sales and Marketing for Vispero, from 2017 to 2022. Mr. McDonnell was VP of sales at Honeywell from 2013 to 2017. Mr. McDonnell served on the board of Asetek from 2014 to 2019. Mr. McDonnell was SVP Sales & Marketing at Intermec from 2010 to 2013. Prior to this, Mr. McDonnell was an SVP and served in many executive sales and marketing roles at Hewlett-Packard from 1983 to 2009. Mr. McDonnell began his career at the General Electric Company from 1977 to 1983. Mr. McDonnell has a BS degree in Electrical engineering from Villanova University.

Mr. McDonnell’s prior experiences in sales and marketing leadership within various technology companies and his experience in industrial markets qualify him to serve on the Board.

Ran Makavy

Mr. Makavy is a global business leader, investor, and professional board director with approximately 30 years’ experience in the engineering and product management arena. In 2007, he started a company called Snaptu and sold it to Facebook in 2011, led growth in emerging markets at Facebook, started internet.org, built the growth team at Lyft, then led the tech org and the ridesharing business and took the company public in 2019. He has invested in over sixty startup companies since 2013. Mr. Makavy currently serves as lead investor to the Ran Makavy Angel Investment Fund, and as an advisor to Passport Global, Dimension, Fora Travel, Argo, and Honeybook.

Mr. Makavy’s prior board experiences and in business leadership within various ventures qualify him to serve on the Board.

Board Composition

Our board currently consists of four directors, Lior Tal, Ran Makavy, Karen Macleod, and James McDonnell. Mr. Makavy, Ms. Macleod and Mr. McDonnell are “independent directors” within the meaning of the Listing Rules (the “Nasdaq Listing Rules”) of the Nasdaq Stock Market.

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

Audit Committee

The Audit Committee currently consists of Ran Makavy, Karen Macleod and James McDonnell, with Ms. Macleod serving as the Chairperson. Each of Mr. Makavy, Ms. Macleod and Mr. McDonnell, is independent under the rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market applicable to audit committee members. Our board of directors has determined that Ms. Macleod qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Stock Market. As a result of Colleen Cunningham’s resignation from our board of directors effective December 31, 2025, the Audit Committee does not currently meet Nasdaq’s requirement that the audit committee be comprised of at least three independent directors. The Company is within the applicable cure period provided under Nasdaq Listing Rule 5605(c)(4) and intends to regain compliance within the prescribed timeframe.

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

Compensation Committee

The members of our Compensation Committee are Mr. Makavy, Ms. Macleod and Mr. McDonnell, with Mr. McDonnell serving as the Chairperson. Our Compensation Committee has the responsibility for, among other things, (i) reviewing and approving the chief executive officer’s compensation based on an evaluation in light of corporate goals and objectives, (ii) reviewing and recommending to the Board the compensation of all other executive officers, (iii) reviewing and recommending to the Board incentive compensation plans and equity plans, (iv) reviewing and discussing with management the Company’s Compensation Discussion and Analysis and related information to be included in the annual report on Form 10-K and proxy statements, and (v) reviewing and recommending to the Board for approval procedures relating to Say on Pay Votes.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Mr. Makavy, Ms. Macleod and Mr. McDonnell, with Mr. Makavy serving as the Chairperson. Our Nominating and Corporate Governance Committee has the responsibility relating to assisting the Board in, among other things, (i) identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, (ii) recommending to the Board the approval of nominees for director, (ii) developing and recommending to our board of directors a set of corporate governance guidelines, and (iv) overseeing the evaluation of our board of director.

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

Item 11. Executive Compensation

The following table provides information regarding the compensation earned by or paid to our named executive officers with respect to the years ended December 31, 2025 and 2024.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Award ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lior Tal	2025	$640,000		$2,440,000		$-	$-	$-	$-	$-	$2,080,000
CEO	2024	500,000		1,000,000		-	-	-	-	-	1,500,000

Natalie Russell(1)	2025	$250,000		$20,833	$		-	$-	$-	$-	$270,833
CFO

Martin Petraitis(2)	2025	$200,000		$30,000	$		-	$-	$-	$-	$230,000
Vice President of Sales

Donald Alvarez(3)	2025	$136,154	$		$		-	$-	$-	$150,000	$286,154
Former CFO	2024	300,000		60,000		-	-	-	-	-	360,000

Ben Landen(4)	2025	$196,346				$-	-	$-	$-	$150,000	$346,346
Former VP of Business Development	2024	250,000		50,000		-	24,800	-	-	-	324,800

(1)	Mrs. Russell was appointed as the Company’s Chief Financial Officer on August 12, 2025. She previously served as the Company’s Interim Chief Financial Officer from June 6, 2025 to August 12, 2025 and Director of Accounting from March 2023 to June 2025.
(2)	Mr. Petraitis was named an executive officer on May 6, 2025.
(3)	Mr. Alvarez resigned as the Company’s Chief Financial Officer effective June 6, 2025.
(4)	Mr. Landen resigned as VP of Business Development effective October 24, 2025.

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

Natalie Russell

On August 12, 2025, we entered into an offer letter (the “Offer Letter”) with our Chief Financial Officer. Pursuant to the terms of the Offer Letter, Mrs. Russell will receive an annual base salary of $250,000 and will be eligible to receive a pro-rated target discretionary annual bonus of up to 20% of her base salary, based on the Company’s performance and her individual performance, subject to the Company’s policy for paying bonus and the sole discretion of the Company.

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

Ben Landen

On September 19, 2019, we entered into an immediately effective offer letter with Mr. Ben Landen. Pursuant to Mr. Landen’s offer letter, he will serve as our Senior Director of Business and Corporate Development. Mr. Landen’s offer letter shall continue until terminated by either the Company or Mr. Landen. Pursuant to Mr. Landen’s offer letter, he will receive (i) an annual base salary of $220,000, and (ii) an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.23 per share, which is based on the Board of Directors-approved fair market valuation as of March 31, 2019, as determined by an independent financial consultant. The option shall vest and become exercisable over a four-year period with 25% vesting on the one-year anniversary of Mr. Landen’s employment start date and the balance vesting equally after each additional one-month period for continuous service completed over the following 36 months, subject to and in accordance with the terms of the Company’s 2013 Stock Incentive Plan. Mr. Landen’s options expire in November, 2029. The offer letter contains customary provisions relating to vacation, benefits, and non-compete. Subsequent to Mr. Landen’s offer letter on December 24, 2021, his annual base salary was increased to $250,000. Mr. Landen’s employment agreement terminated effective October 24, 2025.

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

Mr. Landen’s severance agreement terminated effective October 24, 2025.

Donald Alvarez

On May 28, 2021, we entered into an offer letter with Mr. Donald Alvarez, effective June 1, 2021. Pursuant to Mr. Alvarez’s offer letter, he serves as our Chief Financial Officer. Mr. Alvarez’s offer letter shall continue until terminated by either the Company or Mr. Alvarez. Pursuant to Mr. Alvarez’s offer letter, he will receive (i) an annual base salary of $250,000 for his first year of employment, which annual base salary will increase to $300,000 upon the completion by the Company of an initial public offering, and (ii) a stock option to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.88 per share, which option shall vest and become exercisable over a four-year period with 25% vesting on the one-year anniversary of Mr. Alvarez’s employment start date and the balance vesting equally after each additional one-month period for continuous service completed over the following 36 months, subject to and in accordance with the terms of the Company’s 2013 Stock Incentive Plan. Mr. Alvarez’s options will expire in June 2031. The offer letter contains customary provisions relating to vacation, benefits, and non-compete. Mr. Alvarez’s employment agreement terminated effective June 6, 2025.

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

Mr. Alvarez’s severance agreement terminated effective June 6, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2025, for our named executive officers.

Outstanding Equity Awards
	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Lior Tal (Chief Executive Officer)	227	-	$1,950	4/5/27; 3/22/28	-	-
	134	-	$3,300	5/30/28	-	-
	86	21	$43,200	7/25/31	-	-
	111	41	$14,663	11/7/32	-	-
	33	29	$3,758	11/6/33

Natalie Russell Chief Financial Officer)	2	1	$12,602	8/07/33	-	-

Compensation of Directors

Effective as of the first quarter of 2026, each independent, non-employee director will receive annual cash compensation of $250,000, payable in equal quarterly installments of $62,500, in lieu of the prior cash and equity components of the director compensation program. The all-cash structure will remain in effect until the Board, upon recommendation of the Compensation Committee of the Board, determines that equity-based compensation is again practicable.

Previously, each of our independent directors received annual cash compensation of $35,000. In addition, the chairperson of the Audit Committee, Compensation Committee and Nominating and Governance Committee received an annual compensation of $20,000, $20,000 and $10,000, respectively; and the lead independent director received an annual cash compensation of $15,000. Each independent director received (i) an initial award of $270,000 in restricted stock units of the Company to which shall be awarded on May 1st of each fiscal year and which will vest monthly over three (3) years, and (ii) an annual award of $180,000 in restricted stock units of the Company, which shall be granted on May 1st of each fiscal year and which will vest in its entirety one (1) year from the grant date.

The following table sets forth the summary compensation information (described above) for each of our non-employee directors for the fiscal year ended December 31, 2025:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karen Macleod	255,000	193.20	-	-	-	-	255,193.20
Colleen Cunningham	55,000	193.20	-	-	-	-	55,193.20
James McDonnell	260,000	193.20	-	-	-	-	260,193.20

(1) Ms. Cunningham resigned as a member of the board of directors effective December 31, 2025.

Actions to Recover Erroneously Awarded Compensation

At no time during the last fiscal year was the Company required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to our Clawback Policy.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read and sign the Company’s Insider Trading Policy, which prescribes certain set periods that prohibit insider trading. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of February, 2026 by (i) any person or group beneficially owning more than 10% of any class of voting securities; (ii) our directors, and; (iii) each of our named executive officers; and (iv) all executive officers and directors as a group as of the date of February, 2026. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated, the address of all listed stockholders is c/o Cyngn Inc., 1344 Terra Bella Avenue, Mountain View, CA 94043.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock(1)
Directors and Officers:
Lior Tal(2)	682	*
Natalie Russell(3)	3	*
Martin Petraitis	0	*
Karen Macleod(4)	11	*
James McDonnell(5)	10	*
All Executive Officers and Directors as a Group (5 persons)	706	*	%

Beneficial owners of more than 5%:
Entities affiliated with Empery Asset Management, LP. (6)	1,375,000	10.10%

(1)	We have based our calculation of the percentage of beneficial ownership on 13,608,281 shares of common stock outstanding on March 19, 2026. We have deemed shares of common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 19, 2026 to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(2)	Includes 34 shares of common stock held directly and 586 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of March 19, 2026.

(3)	Represents shares of common stock underlying 2 options to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 19, 2026.

(4)	Includes 9 shares of common stock held directly, and 2 option to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 19, 2026.

(5)	Includes 9 shares of common stock held directly, and 1 option to purchase shares of common stock of the Company which are vested and currently exercisable and shares underlying options which will become exercisable within 60 days of March 19, 2026.

(6)	Represents 1,375,000 issued pursuant to that certain Securities Purchase Agreement from a registered direct offering closed on March 17, 2026, to three funds affiliated with Empery Asset Management, LP (“Empery”), for which Empery exercises voting and investment authority with respect to such securities. The principal business address for Empery Asset Management, LP 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2025 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Common Stock and all plans were approved by stockholders of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	924	$13,475.78	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than as set forth below or under Item 11 (Executive Compensation), there has not been, nor is there any proposed transactions, where we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and to which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Amended and Restated Investor Rights Agreement

We are parties to that certain second amended and restated investor rights agreement dated December 24, 2014, entered into with our certain of our stockholders, including an entity with which a former director is affiliated. These stockholders are entitled to rights with respect to the registration of their shares following our initial public offering on October 22, 2021.

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

Our board currently consists of three directors, Lior Tal, Karen Macleod, and James McDonnell. Ms. Macleod and Mr. McDonnell are “independent directors” within the meaning of the Listing Rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed by CBIZ CPAs P.C. and Marcum LLP for the fiscal years ended December 31, 2025 December 31, 2024, inclusive of out-of-pocket expenses. All fees described below were pre-approved by the audit committee.

	Year Ended December 31,
Fee Category	2025	2024
Marcum LLP
Audit fees(1)	$-	$154,440
Audit-related fees(2)	-	114,400
Total Marcum LLPfees	$-	$268,840

CBIZ CPAs P.C.
Audit fees(1)	$249,080	$124,800
Audit-related fees(2)	37,250	55,120
Total CBIZ CPAs P.C. fees	$286,330	$179,920

Total fees	$286,330	$448,760

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audit of our consolidated financial statements, the review of our quarterly condensed consolidated financial statements and consultations on accounting matters directly related to the audit.
(2)	Audit-related fees consist of fees for professional services rendered in connection with the submission of our Registration Statements on Form S-8, Form S-3, Form S-1 and engagement administration.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Financial Statements

1)	Financial statements for our Company are listed in the index under Item 8 of this document.

2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.3	Second Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.4	Third Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.5	Fourth Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.6	Fifth Amended and Restated Certificate of Incorporation of Registrant incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2021.
3.7	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-275530) filed with the SEC on November 28, 2023.
3.8	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2024.
3.9	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated January 30, 2025, incorporated by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.
3.10	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation dated February 7, 2025 incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025.
3.11	Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.8 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
3.12	Amendment No. 1 to Amended and Restated Bylaws, effective May 7, 2024, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024.
3.13	Amended and Restated Bylaws of Cyngn Inc., effective January 27, 2026, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 30, 2026.
4.1*	Description of Registrant’s Securities
10.1	Offer Letter between the Company and Ben Landen dated as of September 18, 2019 incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.2	Offer Letter between the Company and Donald Alvarez dated as of May 28, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.

10.3	2013 Equity Incentive Plan incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.4	2021 Incentive Plan incorporated by reference to Exhibit 10.5 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.5	Amendment to 2021 Equity Incentive Plan incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 31, 2024.
10.6	Amendment to 2021 Equity Incentive Plan incorporated by reference to the Company’s Proxy Statement filed with the Securities and Exchange Commission on May 21, 2024.
10.7	Amendment to 2021 Equity Incentive Plan incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 4, 2025.
10.8	Second Amended and Restated Investors’ Rights Agreement dated as of December 24, 2014 incorporated by reference to Exhibit 10.6 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.9	Form of Indemnification Agreement to be entered into with the Registrant and each of its officers and directors incorporated by reference to Exhibit 10.7 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-259278) filed with the SEC on October 15, 2021.
10.10	Employment Agreement by and between Cyngn Inc. and Lior Tal dated as of January 1, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023.
10.11	Engagement Letter dated April 27, 2022 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.12	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.13	Form of Warrant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.14	Form of Registration Rights Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.15	Form of Pre-Funded Warrants incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022.
10.16	ATM Sales Agreement by and between the Company and Virtu Americas LLC, dated May 31, 2023 incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on May 31, 2023
10.17	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 8, 2023 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.18	Form of Pre-funded Warrant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2023
10.19	Form of Severance and Change of Control Agreement incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.

10.20	Severance and Change of Control Agreement by and between Cyngn Inc. and Donald Alvarez dated May 15, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2024.
10.21	Form of Securities Purchase Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.22	Form of Note dated November 12, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.23	Form of Registration Rights Agreement dated November 12, 2024 incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.24	Form of Lock-Up Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.25	Form of Placement Agent Agreement incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.
10.26	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.27	Form of Series A Warrant incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.28	Form of Form of Series B Warrant incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.29	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.30	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 19, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2024.
10.31	Form of Pre-funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.32	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.33	Placement Agent Agreement between the Company and Aegis Capital Corp. dated December 30, 2024 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2024.
10.34	Amendment to Employment Agreement by and between Cyngn Inc. and Lior Tal dated March 6, 2025 incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.
10.35	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025.
10.36	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025.
10.37	Form of Securities Purchase Agreement by and between the Company and the Purchasers incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025
10.38	Placement Agent Agreement between the Company and Aegis Capital Corp. dated June 26, 2025 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025
10.39	Form of Securities Purchase Agreement by and between the Company and the Purchasers incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025
10.40	Placement Agent Agreement between the Company and Aegis Capital Corp. dated June 26, 2025 incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025
10.41	At-The-Market Issuance Sales Agreement by and between Cyngn Inc. and Aegis Capital Corp., dated September 5, 2025, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.
10.42	Offer Letter, dated August 12, 2025, between Cyngn Inc. and Natalie Russell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025.

10.43	Severance and Change of Control Agreement, dated August 12, 2025, between Cyngn Inc. and Natalie Russell, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025.
19.1	Insider Trading Policy, effective October 14, 2021 incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.
21.1	List of Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97	Cyngn Inc. Clawback Policy, effective November 7, 2023 incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNGN INC.

	By:	/s/ Lior Tal
Lior Tal
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 26, 2026	By:	/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lior Tal	Chief Executive Officer and Director	March 26, 2026
Lior Tal	(Principal Executive Officer)

/s/ Natalie Russell	Chief Financial Officer and Director	March 26, 2026
Natalie Russell	(Principal Financial and Accounting Officer)

/s/ Karen Macleod	Director	March 26, 2026
Karen Macleod

/s/ Ran Makavy	Director	March 26, 2026
Ran Makavy

/s/ James McDonnell	Director	March 26, 2026
James McDonnell