Form 10-Q
period 2026-03-31
Cyngn Inc.
filed 2026-05-14
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, the issuer had 14,423,281 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,131,502	$990,023
Short-term investments	39,245,418	33,736,091
Accounts and other receivables	2,731,893	1,544,213
Inventory	1,784,315	2,039,655
Prepaid expenses and other current assets	1,034,644	910,605
TOTAL CURRENT ASSETS	49,927,772	39,220,587

NON-CURRENT ASSETS
Property and equipment, net	3,467,825	3,268,196
Right of use asset, net	5,754,120	5,971,800
Intangible assets, net	462,091	466,223
Other non-current assets	1,346,084	1,126,409
TOTAL NON-CURRENT ASSETS	11,030,120	10,832,628

TOTAL ASSETS	$60,957,892	$50,053,215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$372,714	$217,439
Deferred revenue	2,249,955	1,658,015
Accrued expenses and other current liabilities	862,020	2,615,734
Current operating lease liability	650,312	312,365
TOTAL CURRENT LIABILITIES	4,135,001	4,803,553

NON-CURRENT LIABILITIES
Non-current operating lease liability	6,253,061	6,495,256
TOTAL NON-CURRENT LIABILITIES	6,253,061	6,495,256

TOTAL LIABILITIES	10,388,062	11,298,809

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, Par $0.00001, 10 million shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	‒	‒
Common stock, Par $0.00001; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 13,608,281 and 7,974,380 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	136	80
Additional paid-in capital	273,878,924	255,576,797
Accumulated deficit	(223,309,230)	(216,822,471)
TOTAL STOCKHOLDERS’ DEFICIT	50,569,830	38,754,406

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,957,892	$50,053,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$104,573	$47,152
Costs and expenses
Cost of revenue	57,350	11,813
Research and development	2,889,253	2,106,910
General and administrative	4,099,741	3,143,462
Total costs and expenses	7,046,344	5,262,185
Loss from operations	(6,941,771)	(5,215,033)

Other income, net
Interest income, net	22,070	74,819
Change in fair value of warrant liabilities	‒	1,136,677
Other income, net	432,942	91,890
Total other income, net	455,012	1,303,386

Net loss	$(6,486,759)	$(3,911,647)

Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(3.40)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,008,586	1,150,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended March 31, 2026	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	‒		‒	7,974,380	$80	$255,576,797	$(216,822,471)	$38,754,406
Issuance of at-the-market common stock, net of issuance costs	‒		‒	3,922,113	39	9,166,388	‒	9,166,427
Issuance of common stock in connection with the public offering	‒		‒	1,711,788	17	8,749,450	‒	8,749,467
Stock-based compensation	‒		‒	‒	‒	386,289	‒	386,289
Net loss	‒		‒	‒	‒	‒	(6,486,759)	(6,486,759)
Balance as of March 31, 2026	‒	$	‒	13,608,281	$136	$273,878,924	$(223,309,230)	$50,569,830

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended March 31, 2025	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	‒		‒	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Reclassification of Series A warrants to equity	‒		‒	‒	‒	7,634,427	‒	7,634,427
Exercise of Series B warrants in connection with the public offering	‒		‒	1,552,796	16	18,931,781	‒	18,931,797
Stock-based compensation	‒		‒	‒	‒	536,244	‒	536,244
Net loss	‒		‒	‒	‒	‒	(3,911,647)	(3,911,647)
Balance as of March 31, 2025	‒	$	‒	1,751,906	$18	$219,407,732	$(197,264,845)	$22,142,905

The accompanying notes are an integral part of these condensed financial statements.

CYNGN INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,486,759)	$(3,911,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316,605	240,907
Stock-based compensation	386,289	536,244
Accretion on short-term investments	(432,942)	(67,160)
Change in fair value of warrant liability	‒	(1,136,677)
Change in assets and liabilities:
Accounts and other receivables	(1,187,681)	432,101
Inventory	255,340	(751,920)
Prepaid expenses, operating lease right-of-use assets, and other assets	(343,714)	(621,710)
Accounts payable	155,275	33,888
Deferred revenue	591,940	(26,723)
Accrued expenses, lease liabilities, and other current liabilities	(1,657,962)	(1,240,371)
Net cash used in operating activities	(8,403,609)	(6,513,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(289,489)	(178,453)
Acquisition of intangible asset	(4,932)	(655,574)
Disposal of assets	‒	1,960
Purchase of short-term investments	(20,978,738)	(23,015,397)
Proceeds from maturity of short-term investments	15,902,353	7,746,155
Net cash used in investing activities	(5,370,806)	(16,101,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs	9,166,427	‒
Proceeds from public issuance of common stock, net of offering costs	8,749,467	‒
Issuance costs for public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants	‒	(1,025)
Net cash provided by (used in) financing activities	17,915,894	(1,025)

Net increase (decrease) in cash and cash equivalents	4,141,479	(22,615,402)

Cash and cash equivalents at beginning of period	990,023	23,617,733

Cash and cash equivalents at end of period	$5,131,502	$1,002,331

Supplemental disclosure:
Acquisition of property and equipment included in accounts payable and accrued expenses	$21,405	$17,441

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $6.5 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively. Accumulated deficit amounted to approximately $223.3 million and $216.8 million as of March 31, 2026 and December 31, 2025, respectively. Net cash used in operating activities was approximately $8.4 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. As of March 31, 2026, the Company’s unrestricted cash balance was approximately $5.1 million and short-term investments was approximately $39.2 million. As of December 31, 2025, the Company’s cash balance was approximately $1.0 million and short-term investments was approximately $33.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 27, 2025.

The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal years ended December 31, 2025, and 2024, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. There have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that have had a material impact on the consolidated financial statements and the related notes.

The results reported for the interim period presented are not necessarily indicative of results that may be expected for any subsequent quarter or for the full year ending December 31, 2026. These unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair statement of all interim periods reported herein.

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of March 31, 2026 and December 31, 2025.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of March 31, 2026 and December 31, 2025, the Company had $5.1 million of cash and $39.2 million in short-term investments and $1.0 million of cash and $33.7 million in short-term investments, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Accounts and Other Receivables

Accounts and other receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of March 31, 2026 and December 31, 2025. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of March 31, 2026 and December 31, 2025.

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

The carrying amounts of the Company’s cash, short-term investments, and accounts and other receivables are reasonable estimates of their fair values due to their short-term nature. The fair values of the Company’s share-based compensation were based on observable inputs and assumptions used in Black-Scholes valuation models derived from independent external valuations.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Work in progress includes production costs and costs of materials used in the development of the Company’s autonomous driving software. Assets are held as work in progress until placed into service, at which date depreciation commences over the estimated useful lives of the respective assets. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Repair and maintenance costs are expensed as incurred.

Useful life
Property and Equipment	(years)
Automobiles (DMV-registered)	5
Machinery, tools and equipment	5
Computer and equipment	5
Internal-use software	3 to 5
Furniture and fixtures	7
Leasehold improvements	Shorter of 3 years or lease term

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three months ended March 31, 2026 and 2025.

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

During the third quarter of 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

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

For the three months ended March 31, 2026 and 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2026 and December 31, 2025 (see Note 11. Income Taxes).

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

The Company issued Series A warrants and Series B warrants in connection with securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s consolidated statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed consolidated balance sheet as of March 31, 2026. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025 (see Note 7. Capital Structure).

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

General and Administrative Expense

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event.  Advertising costs for the three months ended March 31, 2026 and 2025 were $280,070 and $75,738, respectively.

Contingencies

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

Reclassifications

Certain prior period amounts on the consolidated balance sheet have been reclassified to conform to the current period presentation. Specifically, deferred contract costs as of December 31, 2025 have been reclassified to separately present the short-term portion of $159,182, included in prepaid expenses and other current assets, and the long-term portion of $607,825, included in other non-current assets. These reclassifications had no effect on previously reported total assets, net loss, or stockholders’ equity.

Certain prior period balances for the consolidated financial statement for March 31, 2026 have been reclassified to conform with the current year presentation. These reclassifications relate to inventory and accounts and other receivables that were previously presented as prepaid expenses and other current assets, as well as deferred revenue that was previously presented as accrued expenses and other current liabilities. These reclassifications had no impact on previously reported net loss, total assets, or total shareholders’ equity.

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

The Company measures progress toward satisfaction of the performance obligation using an output method based on the passage of time, recognizing revenue ratably over the estimated customer life, which is typically three years. In accordance with ASC 606-10-55-17 through 55-18, the output method reflects the pattern in which control of the promised goods and services is delivered to the customer, who receives continuous access to the integrated autonomous vehicle functionality, including the software-enabled operation, monitoring, updates, and support necessary for the system to function as intended.

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

Warranties. The Company provides assurance-type warranties on certain hardware components that guarantee the products will perform as intended. These warranties are not sold separately and do not represent a separate performance obligation. The Company would account for assurance-type warranties as loss contingencies and record a warranty liability when it is probable that costs will be incurred and the amount can be reasonably estimated; however, the Company does not currently have sufficient historical information to reasonably estimate potential warranty costs and, therefore, has not recorded a warranty liability.

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

Cost to Obtain a Contract. The Company capitalizes incremental costs incurred to obtain contracts, principally sales commissions and third-party referral fees. These costs are amortized on a straight-line basis over the estimated customer life and recognized in general and administrative expenses.

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

The short-term portion of deferred contract costs totaled $269,889 and $159,182 as of March 31, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets. The long-term portion of deferred contract costs totaled $827,500 and $607,825 as of March 31, 2026 and December 31, 2025, respectively. Amortization of deferred contract costs recognized in cost of revenue during the three months ended March 31, 2026 and 2025 was $44,887 and $11,813, respectively. No impairment losses were recognized in either period.

Taxes collected from customers. The Company collects and remits certain taxes assessed by governmental authorities on its revenue transactions, including sales, use, value-added, and excise taxes. These taxes are excluded from the transaction price and are not included in reported revenue. Shipping and handling fees billed to customers are included in net sales; the related costs are included in cost of revenue.

Judgments and estimates. Accounting for contracts recognized over time requires judgment in estimating the transaction price, the measure of progress, and expected contract costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. There were no material adjustments to contract-related estimates during the three months ended March 31, 2026.

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represents 10% or more of the respective amounts for the three months ended March 31, 2026 and 2025, respectively.

	March 31,
	2026	2025
Customer A	10.0%	22.2%
Customer B	35.5%	14.3%
Customer C	22.8%	*
Customer D	16.7%	*

*	Below 10%

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

In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the guidance for internal-use software costs by replacing the existing project stage model with a principles-based framework for cost capitalization. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, for all entities, including interim periods within those annual periods, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the impact of this amendment on its consolidated financial statements.

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

The Company’s contract balances consist primarily of accounts receivable and deferred revenue (contract liabilities). Accounts receivable represents the Company’s unconditional rights to consideration for goods and services transferred to customers. Contract liabilities represent amounts billed or collected in advance of satisfying performance obligations and are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2026 and December 31, 2025, accounts receivable totaled $561,923 and $780,132, respectively. As of March 31, 2026 and December 31, 2025, deferred revenue related to tugger sales totaled $2,249,955 and $1,658,015, respectively.

Revenue Recognized from Prior Period Contract Liabilities

For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $81,059 and $26,823, respectively, that was included in deferred revenue at the beginning of each respective period. The Company did not recognize material revenue during the periods presented from performance obligations satisfied (or partially satisfied) in prior periods other than amounts previously included in deferred revenue.

Remaining Performance Obligations

As of  March 31, 2026, the remaining performance obligations on existing contracts are $2,249,955, approximately 19% of which is expected to be recognized in the remainder of 2026, 36% in 2027, 30% in 2028, and the remainder thereafter. This amount corresponds to the Company’s contract liability balance as of March 31, 2026, as all remaining obligations relate to the passage of time on active contracts.

For the three months ended March 31, 2026 and 2025, revenue was $104,573 and $47,152, respectively.

4. Balance Sheet Components

Financial Instruments

Funds in the Company’s investment brokerage account were held in cash equivalents, consisting of a money market account, along with short-term investments consisting of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities, and classified as Level 1 in the hierarchy of fair value measurements. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. All of the Company’s short-term investments will mature within one year of March 31, 2026. The Company does not expect a credit loss for its short-term investments.

	As of March 31, 2026		As of December 31, 2025
Financial assets	Level	Amount	Level	Amount
Cash equivalents:
Money market account	1	$682,537	1	$929,165
U.S. government treasury bills maturing < 90 days	1	4,135,353	1	‒
Short-term investments:
U.S. government treasury bills maturing > 90 days	1	39,245,418	1	33,736,091
		$44,063,308		$34,665,256

Accounts and Other Receivables

As of March 31, 2026 and December 31, 2025, accounts receivable was $561,923 and $780,132, respectively, The Company’s two largest customers accounted for approximately 80.6% and 18.5% respectively, of accounts receivable.

As of March 31, 2026 and December 31, 2025, other receivables totaled  $2,169,969 and $764,081, respectively. Other receivables primarily consist of proceeds from the Company’s at-the-market equity financing conducted in February 2026 and Employee Retention Credit (“ERC”) claims of approximately $0.2 million and $0.6 million related to 2020 and 2021, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method, as each autonomous vehicle is individually serialized and tracked, allowing the Company to identify the specific cost associated with each unit. The specific cost of each vehicle is transferred to deferred costs upon deployment.

As of March 31, 2026 and December 31, 2025, inventory totaled $1.8 million and $2.0 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	March 31,	December 31,
	2026	2025
Prepaid Expenses	$702,875	$668,090
Short-term Deposits	57,542	75,006
Short-term Deferred Costs	269,889	159,182
Other current assets	4,338	8,327
Total prepaid and expenses and other current assets	$1,034,644	$910,605

Property and Equipment, Net

Property and equipment is comprised of the following:

	March 31,	December 31,
	2026	2025
Automobiles (DMV-registered)	$28,862	$28,862
Machine, tools and equipment	716,312	692,458
Computers and equipment	551,639	488,552
Internal-Use Capitalized software	1,761,055	1,592,092
Furniture and fixtures	88,293	73,494
Leasehold improvements	175,417	175,417
Testing equipment (Work in Progress)	914,934	896,147
Property and equipment, gross	4,236,512	3,947,023
Less: accumulated depreciation and amortization	(768,687)	(678,827)
Total property and equipment, net	$3,467,825	$3,268,196

Depreciation expense for the three months ended March 31, 2026 and 2025 was $89,860 and $55,823, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $187,500 and $42,500 as of March 31, 2026 and December 31, 2025, respectively.

Deferred Revenue

Deferred revenue consists primarily of amounts billed to customers for tugger sales and related services for which revenue has not yet been recognized. Revenue is recognized as the Company satisfies its performance obligations in accordance with its revenue recognition policy.

As of March 31, 2026 and December 31, 2025, deferred revenue related to tugger sales totaled $2,249,955 and $1,658,015, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	March 31,	December 31,
	2026	2025
Credit card payable	$25,590	$16,169
Accrued expenses	340,332	563,770
Accrued payroll	496,098	2,035,795
Total accrued expenses and other current liabilities	$862,020	$2,615,734

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

The Company’s right-of-use asset, net balance as of March 31, 2026 and December 31, 2025, respectively are presented on the Company’s consolidated balance sheets.

The Company’s future lease payments under the non-cancellable lease as of March 31, 2026, which are presented as lease liabilities on the Company’s condensed consolidated balance sheet, are as follows:

Operating
Period	Lease
Remainder in 2026	$692,000
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Total lease payments	8,149,253
Less: imputed interest	(1,245,879)
Present value of lease liability	$6,903,374

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.58	5.83
Weighted -average discount rate	5.60%	5.60%

Lease expense was $306,074 and $157,297 for the three months ended March 31, 2026 and 2025, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, totaled $217,681 and $178,117 for the three months ended March 31, 2026 and 2025, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

6. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of March 31, 2026
	Gross		Fair			Net
	Carrying	Accumulated	Market Value			Carrying
	Amount	Amortization	Adjustment	Impairment		Amount
Patents	$526,234	$(79,393)	$ ‒	$	‒	$446,841
Trademark	45,000	(29,750)	‒		‒	15,250
Total intangible assets	$571,234	$(109,143)	$ ‒	$	‒	$462,091

	As of December 31, 2025
	Gross		Fair			Net
	Carrying	Accumulated	Market Value			Carrying
	Amount	Amortization	Adjustment	Impairment		Amount
Patents	$521,302	$(71,079)	$ ‒	$	‒	$450,223
Trademark	45,000	(29,000)	‒		‒	16,000
Total intangible assets	$566,302	$(100,079)	$ ‒	$	‒	$466,223

Amortization expense for the three months ended March 31, 2026 and 2025 was $9,064 and $7,330, respectively. There was no amortization expense for the developed software for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Company did not record any impairment charges related to long-lived assets.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no impairment charges to long-lived assets were necessary as of March 31, 2026 and December 31, 2025.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2026	$28,125
2027	37,500
2028	37,500
2029	37,500
2030	37,500
Thereafter	283,966
Total	$462,091

7. Capital Structure

Common Stock

As of March 31, 2026 and December 31, 2025 , the Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2026 and December 31, 2025, the Company had 13,608,281 and 7,974,380 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued and outstanding.

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

Common Stock Offerings

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of common stock, at a purchase price of $1.92999 per pre-funded warrant. The Company received net proceeds of approximately $8.75 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

As of March 31, 2026, a total of 4,857,227 shares of common stock were sold through Aegis Capital Corp. under the Sales Agreement. As of March 31, 2026, the Company has received net proceeds of $14,639,127 after payment of commission fees of $456,839 and other related expenses of $131,990.

Common Stock Warrants

The following warrants were outstanding as of March 31, 2026 and December 31, 2025, each of which is exercisable on a one-for-one basis for shares of the Company’s common stock (i.e., one warrant for one share). All warrants contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement. In addition, on March 31, 2025, the Company reclassified the Series A warrants from liability to equity upon determining that the warrants no longer required liability classification.

	Warrants	Exercise	Expiration	Fair
Securities into which warrants are convertible	outstanding	Price	Date	value
Common stock (Initial Public Offering)	9	$40,650	October 2026	$170,397
Common stock (Private Placement)	426	$140,625	April 2027	6,071,114
Common stock (Series A)	517,598	$48.30	January 2030	7,634,428
Total	518,033			$13,875,939

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

The Company used the following assumptions for March 31, 2026 and December 31, 2025:

	Initial
	Public	Private
	Offering	Placement
	Warrants	Warrants
	(Oct 2021)	(Apr 2022)
Fair value of underlying securities	$2.88	$1.37
Expected volatility	51.0%	45.0%
Expected term (in years)	5.0	5.0
Risk-free interest rate	1.13%	2.92%

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

The fair value of the Series B warrants were re-measured prior to exercise using the Black-Scholes model, now that the exercise price has been fixed, based on the following assumptions:

Series B
Warrants
Fair value of underlying securities	$6.01 - 32.19
Expected volatility	162.99 - 190.53%
Expected term (in years)	2.46 - 2.49
Risk-free interest rate	4.18 - 4.30%

8. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per shares amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the stock dividends and reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2026	2025
Net loss attributable to common stockholders	$(6,486,759)	$(3,911,647)
Basic and diluted weighted average common shares outstanding	11,008,586	1,150,882
Loss per share:
Basic and diluted	$(0.59)	$(3.40)

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

In November 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 334 shares of common stock. In June 2024, the shareholders of the Company approved an amendment to allow an annual increase to the 2021 Plan equal to the least of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board. In December 2025, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 4,000,000 shares of common stock. The additional shares were registered with the SEC in January 2026 on a Registration Statement on Form S-8.

As of March 31, 2026 and December 31, 2025, approximately 4,870,831  and 55,770  shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of March 31, 2026, and activity during the three month period then ended:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding as of December 31, 2025	924	$13,475.78	4.41	$	‒
Granted	459,031	2			‒
Exercised	‒	‒			‒
Cancelled/forfeited	(92)	$17,075.07			‒
Outstanding as of March 31, 2026	459,863	$25.73	9.97	$	‒
Vested and expected to vest at March 31, 2026	459,863	$25.73	9.97	$	‒
Vested and exercisable at March 31, 2026	726	$12,893.30	4.23	$	‒

For the three months ended March 31, 2026, no restricted stock units (RSUs) were granted nor vested.

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

The weighted average per share grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $1.29 and $0, respectively.

The following weighted average assumptions were used in estimating the grant date fair values on March 31, 2026 and 2025:

	March 31,
	2026	2025
Fair value of common stock	$1.29	$-
Expected term (in years)	5.27	-
Risk-free rate	4.05%	3.94%
Expected volatility	69.98%	53.60%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $386,289 and $536,244, for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.8 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 1.06 years. Income tax benefits recognized from stock-based compensation expense recognized for the three months ended March 31, 2026 were immaterial due to cumulative losses and valuation allowances.

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

11. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense.. The effective tax rate is 0% for the three months ended March 31, 2026 and 2025.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three months ended March 31, 2026, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

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

In May 2025, a former contractor of the Company filed a complaint alleging breach of contract and related claims arising from certain professional services agreements entered into between 2021 and 2024. The complainant sought approximately $59,760 in damages, plus interest, attorneys’ fees, and costs. In April 2026, the matter was settled and paid in full for $55,000. The settlement did not have a material impact on the Company’s financial statements.

In August 2025, a former employee filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging retaliation in connection with the employee’s internal reporting. In April 2026, the matter was settled and paid in full for $80,000. The settlement did not have a material impact on the Company’s financial statements.

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

There is no other material pending or threatened litigation against the Company that remains outstanding as of March 31, 2026.

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

14. Subsequent Events

The Company has evaluated subsequent events through May 14, 2026, the date the financial statements were available to be issued.

In April 2026, the Company settled two previously disclosed legal matters. A breach of contract complaint filed by a former contractor in May 2025 was settled and paid in full for $55,000. Additionally, an OSHA retaliation complaint filed by a former employee in August 2025 was settled and paid in full for $80,000. Neither settlement had a material impact on the Company’s financial statements.

In May 2026, in connection with the registered direct offering that closed on March 17, 2026, 815,000 pre-funded warrants were exercised, resulting in the issuance of 815,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2025. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Our go-to-market strategy is to acquire new customers that use industrial vehicles in their mission-critical and daily operations by (a) leveraging the relationships and existing customers of our network of strategic partners, (b) bringing AV capabilities to industrial vehicles as a software service provider, and (c) executing a robust in-house sales and marketing effort to nurture a pipeline of industrial organizations. Our focus is on acquiring new customers who are looking to embed our technology into their vehicle product roadmaps. In turn, our customers are any organizations that could utilize our EAS solution, including original equipment manufacturers (“OEMs”) that supply industrial vehicles, end customers that operate their own industrial vehicles, or service providers that operate industrial vehicles for end customers.

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

Recent Developments

Appointment of New Board Member

On February 3, 2026, the Board of Directors, appointed Mr. Ran Makavy to serve as a member of the Board, effective as of immediately, to fill a vacancy on the Board of Directors.

Mr. Makavy was elected as a Class III director and will serve on the Board until the Company’s 2027 annual meeting of stockholders at which time he will stand for election alongside the Company’s other Class III directors. The Board has also appointed Mr. Makavy to serve as Chairman of the Nominating and Corporate Governance Committee, and a member of the Compensation Committee and Audit Committee.

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

Mr. Makavy will be compensated in accordance with the Company’s standard compensation policies and practices for non-employee directors of the Board, which is described in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 22, 2025.

Registered Direct Offering

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $1.92999 per Pre-Funded Warrant.

The Offering was made pursuant to that certain Registration Statement on Form S-3, as amended (File No. 333-290079), which was originally filed on September 5, 2025, and declared effective by the Securities and Exchange Commission on September 18, 2025, including the Prospectus contained therein and a prospectus supplement dated March 16, 2026 filed with the Securities and Exchange Commission on March 17, 2026.

The closing of the Offering occurred on March 17, 2026. The Company received net proceeds of approximately $8.8 million from the Offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital.

In connection with the Offering, the Company entered into a Placement Agent Agreement with Aegis Capital Corp., as the exclusive placement agent in connection with the Offering. As compensation to Aegis Capital Corp., the Company paid Aegis Capital Corp. a cash fee of 7% of the aggregate gross proceeds raised in the Offering and reimbursed certain expenses of Aegis Capital Corp.

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

During the third quarter of 2025, management completed a review of the Company’s capitalized software development projects. Based on this review, management determined that projects previously capitalized as developed software no longer met the criteria for capitalization under ASC 985-20, External-Use Software, resulting from new technical development issues that did not exist and could not have been reasonably anticipated in prior periods.

As a result, the Company revised its estimate regarding the point at which technological feasibility is achieved for software development activities. This change in estimate was made to reflect management’s current expectations about the timing and certainty of future technological milestones.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections, and did not require restatement of prior-period financial statements. For the third quarter of 2025, this change resulted in an increase to research and development expense of approximately $2.6 million, with a corresponding decrease in capitalized software costs of $2.6 million.

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

Revenue recognized for three months ended March 31, 2026 increased by $57,421 or 121.8% to $104,573 from $47,152 for the three months ended March 31, 2025. The increase is attributable to an increase in tugger deployments in 2026.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

Cost of revenues reported for the three months ended March 31, 2026 increased by $45,537 or 385.5% to $57,350 from $11,813 for the three months ended March 31, 2025. The increase is attributable to costs related to an increase in tugger deployments in 2026, including personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the three months ended March 31, 2026 increased by approximately $0.8 million or 37.1% to $2.9 million from approximately $2.1 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in personnel related costs related to a change in estimate of capitalized software offset by the capitalization of costs related to customer contracts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended March 31, 2026 increased by approximately $1.0 million or 30.4% to $4.1 million from approximately $3.1 million for the three months ended March 31, 2025. The increase is primarily attributable to an increase in personnel related costs and an increase in marketing and advertising expenses.

Interest Income, net

Interest income (expense), net decreased by $52,749 to $22,070 for the three months ended March 31, 2026 from $74,819 for the three months ended March 31, 2025. Interest income consists primarily of interest earned of $22,070 from the Company’s interest-bearing bank accounts.

Other Income, net

Other income (expense), net decreased by $0.8 million to $0.4 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025. Other income consists primarily of discount amortization on the Company’s short-term investments of $0.4 million. The decrease in other income was primarily driven by the fair value measurement of warrants issued in the first quarter of 2025.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to six months. As of March 31, 2026, the Company had unrestricted cash of approximately $5.1 million and short-term investments of approximately $39.2 million. As of December 31, 2025, the Company had unrestricted cash of approximately $1.0 million short-term investments of approximately $33.7 million.

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of common stock, at a purchase price of $1.92999 per pre-funded warrant. The Company received net proceeds of approximately $8.75 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Cash Flows

Operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $8.4 million, an increase of approximately $1.9 million or 29.0% compared to approximately $6.5 million for the three months ended March 31, 2025. The increase is primarily attributed to an increase in accounts receivable, deferred costs, and deferred revenue due to new customer contracts.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $5.4 million, a decrease of approximately $10.7 million compared to net cash used in investing activities of approximately $16.1 million for the three months ended March 31, 2025. The decrease consists primarily of short-term investment purchases of approximately $2.0 million, short-term investment maturities of approximately $8.2 million and acquisition of intangible assets of approximately $0.7 million, offset by R&D-related hardware equipment purchases of approximately $0.1 million.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $17.9 million, which consisted of $8.7 million in proceeds from a registered direct offering of common stock and $9.2 million in proceeds from at-the-market equity financings.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective, except as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K as of December 31, 2025, we identified a material weakness, the misinterpretation of accounting guidance to a complex accounting transaction was identified in the third quarter of 2025 and plans to be fully remediated by the first quarter of 2026. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the fourth quarter of 2025 or the first quarter of 2026. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of March 31, 2026. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management’s Remediation

In order to remediate the material weakness, we will hire a third-party expert to review the accounting for complex transactions.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of May, 2026.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)