Form 10-Q
period 2026-06-30
Cyngn Inc.
filed 2026-08-13
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the issuer had 14,423,281 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,228,211	$990,023
Short-term investments	37,471,239	33,736,091
Accounts and other receivables	1,345,455	1,544,213
Inventory	1,656,645	2,039,655
Prepaid expenses and other current assets	1,255,536	885,800
TOTAL CURRENT ASSETS	43,957,086	39,195,782

NON-CURRENT ASSETS
Property and equipment, net	3,710,626	3,268,196
Right of use asset, net	5,536,958	5,971,800
Intangible assets, net	452,717	466,223
Other non-current assets	1,311,971	1,151,214
TOTAL NON-CURRENT ASSETS	11,012,272	10,857,433

TOTAL ASSETS	$54,969,358	$50,053,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$168,602	$217,439
Deferred revenue	555,368	395,348
Current operating lease liability	844,728	312,365
Accrued expenses and other current liabilities	1,120,896	2,615,734
TOTAL CURRENT LIABILITIES	2,689,594	3,540,886

NON-CURRENT LIABILITIES
Non-current deferred revenue	1,710,044	1,262,667
Non-current operating lease liability	5,977,917	6,495,256
TOTAL NON-CURRENT LIABILITIES	7,687,961	7,757,923

TOTAL LIABILITIES	10,377,555	11,298,809

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY

Preferred stock, Par $0.00001, 10 million shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	‒	‒

Common stock, Par $0.00001; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 14,423,281 and 7,974,380 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	144	80
Additional paid-in capital	274,255,399	255,576,797
Accumulated deficit	(229,663,740)	(216,822,471)
TOTAL STOCKHOLDERS’ EQUITY	44,591,803	38,754,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,969,358	$50,053,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$144,459	$33,726	$249,032	$80,878
Costs and expenses
Cost of revenue	88,983	16,944	146,333	28,758
Research and development	3,153,551	1,970,125	6,042,803	4,077,034
General and administrative	3,655,928	3,548,522	7,755,670	6,691,984
Total costs and expenses	6,898,462	5,535,591	13,944,806	10,797,776
Loss from operations	(6,754,003)	(5,501,865)	(13,695,774)	(10,716,898)

Other income (loss), net
Interest income, net	21,594	(197,992)	43,664	(123,173)
Change in fair value of warrant liabilities	‒	‒	‒	1,136,677
Other income, net	377,899	251,545	810,841	343,435
Total other income (loss), net	399,493	53,553	854,505	1,356,939

Net loss	$(6,354,510)	$(5,448,312)	$(12,841,269)	$(9,359,959)

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(2.70)	$(1.02)	$(5.90)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,109,819	2,017,228	12,567,770	1,586,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended June 30, 2026	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2026	‒		‒	13,608,281	$136	$273,878,924	$(223,309,230)	$50,569,830
Issuance of common stock in connection with the public offering	‒		‒	815,000	8	(8)	‒	‒
Stock-based compensation	‒		‒	‒	‒	376,483	‒	376,483
Net loss	‒		‒	‒	‒	‒	(6,354,510)	(6,354,510)
Balance as of June 30, 2026	‒	$	‒	14,423,281	$144	$274,255,399	$(229,663,740)	$44,591,803

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended June 30, 2025	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	‒		‒	1,751,906	$18	$219,407,732	$(197,264,845)	$22,142,905
Exercise of stock options and vesting of restricted stock units	‒		‒	15	‒	‒	‒	‒
Issuance of common stock in connection with the public offering	‒		‒	5,287,345	52	29,611,626	‒	29,611,678
Stock-based compensation	‒		‒	‒	‒	456,887	‒	456,887
Net loss	‒		‒	‒	‒	‒	(5,448,312)	(5,448,312)
Balance as of June 30, 2025	‒	$	‒	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Six Months Ended June 30, 2026	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	‒		‒	7,974,380	$80	$255,576,797	$(216,822,471)	$38,754,406
Issuance of at-the-market common stock, net of issuance costs	‒		‒	3,922,113	39	9,166,388	‒	9,166,427
Issuance of common stock in connection with the public offering	‒		‒	2,526,788	25	8,749,442	‒	8,749,467
Stock-based compensation	‒		‒	‒	‒	762,772	‒	762,772
Net loss	‒		‒	‒	‒	‒	(12,841,269)	(12,841,269)
Balance as of June 30, 2026	‒	$	‒	14,423,281	$144	$274,255,399	$(229,663,740)	$44,591,803

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Six Months Ended June 30, 2025	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	‒		‒	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Exercise of stock options and vesting of restricted stock units	‒		‒	15	‒	‒	‒	‒
Issuance of common stock in connection with the public offering	‒		‒	5,287,345	52	29,611,626	‒	29,611,678
Reclassification of Series A warrants to equity	‒		‒	‒	‒	7,634,427	‒	7,634,427
Exercise of Series B warrants in connection with the public offering	‒		‒	1,552,796	16	18,931,781	‒	18,931,797
Stock-based compensation	‒		‒	‒	‒	993,131	‒	993,131
Net loss	‒		‒	‒	‒	‒	(9,359,959)	(9,359,959)
Balance as of June 30, 2025	‒	$	‒	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026		2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(12,841,269)		$(9,359,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		625,516		603,116
Stock-based compensation		762,772		993,131
Realized gain on short-term investments		(18,168)		(85,117)
Accretion on short-term investments		(817,877)		(231,207)
Loss on disposed assets		1,246		10,426
Change in fair value of warrant liability		‒		(1,136,677)
Change in assets and liabilities:
Accounts and other receivables		198,758		(583,572)
Inventory		383,010		(835,481)
Prepaid expenses, operating lease right-of-use assets, and other assets		(530,492)		(1,534,109)
Accounts payable		(48,837)		(71,509)
Deferred revenue		607,397		(6,918)
Accrued expenses, lease liabilities, and other current liabilities		(1,479,815)		(532,487)
Net cash used in operating activities		(13,157,759)		(12,770,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(615,911)		(352,853)
Acquisition of intangible asset		(4,933)		(1,186,659)
Purchase of short-term investments		(47,063,318)		(30,805,799)
Proceeds from maturity of short-term investments		44,164,215		23,230,501
Net cash used in investing activities		(3,519,947)		(9,114,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs		9,166,427		‒
Proceeds from public issuance of common stock, net of offering costs		8,749,467		29,611,678
Issuance costs for public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants		‒		(1,025)
Net cash provided by financing activities		17,915,894		29,610,653

Net increase in cash and cash equivalents		1,238,188		7,725,480

Cash and cash equivalents at beginning of period		990,023		23,617,733

Cash and cash equivalents at end of period		$2,228,211		$31,343,213

Supplemental disclosure:
Acquisition of property and equipment included in accounts payable and accrued expenses	$	‒	$	‒
Acquisition of right-of-use asset in exchange for new operating lease obligation	$	‒		$6,411,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Cyngn Inc. (the “Company”) was incorporated in Delaware in 2013. In the second quarter of 2026, the Company was notified that its former wholly owned subsidiary, Cyngn Singapore PTE. LTD., a Singaporean limited company organized in 2015, had been dissolved effective March 28, 2026. The Company is headquartered in Mountain View, CA.

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $12.8 million and $9.4 million for the six months ended June 30, 2026 and 2025, respectively. Accumulated deficit amounted to approximately $229.7 million and $216.8 million as of  June 30, 2026 and  December 31, 2025, respectively. Net cash used in operating activities was approximately $13.2 million and $12.8 million for the six months ended June 30, 2026 and 2025, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. As of June 30, 2026, the Company’s unrestricted cash balance was approximately $2.2 million and short-term investments was approximately $37.5 million. As of December 31, 2025, the Company’s cash balance was approximately $1.0 million and short-term investments was approximately $33.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2025, which was filed with the SEC on March 27, 2026 .

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

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of  June 30, 2026 and  December 31, 2025.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of June 30, 2026 and  December 31, 2025, the Company had $2.2 million of cash and $37.5 million in short-term investments and $1.0 million of cash and $33.7 million in short-term investments, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed balance sheet as of  June 30, 2026 and  December 31, 2025.

Accounts and Other Receivables

Accounts and other receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of  June 30, 2026 and  December 31, 2025. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of  June 30, 2026 and  December 31, 2025.

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

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, if the fair value measurement of an instrument does not necessarily result in a change in the amount recorded on the condensed balance sheets, assets and liabilities are considered to be fair valued on a nonrecurring basis. This typically occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or on certain nonfinancial assets and liabilities. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, intangible assets, and share-based compensation measured at fair value upon initial recognition.

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

Operating Leases

The Company accounts for leases in accordance with ASC Topic 842 (“ASC 842”), Leases. All contracts are evaluated to determine whether or not they represent a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Leases are classified as finance or operating in accordance with the guidance in ASC 842. The Company does not hold any finance leases. The Company recognized a right-of-use asset and lease liability in the condensed balance sheets under ASC 842 on the office space lease in Mountain View, California that commenced in May 2025 and the previous office space lease in Menlo Park, California that ended in May 2025. Lease expense will be recognized on a straight-line basis over the remaining term of the lease. Operating leases are recognized on the balance sheet as right-of-use assets, and operating lease liabilities.

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

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026 and 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of  June 30, 2026 and  December 31, 2025 (see Note 12. Income Taxes).

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

The Company issued Series A warrants and Series B warrants in connection with a securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed balance sheet as of  June 30, 2026. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025 (see Note 8. Capital Structure).

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

General and Administrative Expense

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event. For the three months ended June 30, 2026 and 2025, advertising costs were $377,687 and $136,697, respectively, and for the six months ended June 30, 2026 and 2025 were $657,757 and $212,434, respectively.

Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range (see Note 13. Commitments and Contingencies).

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

For the Company’s one segment, the executive management team use revenue and net loss to allocate resources, both reported on the condensed Statement of Operations as Revenue and Net loss. The executive management team also uses revenue and net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in various operating activities and other capital allocation activities. The measure of segment assets is reported on the condensed Balance Sheet as Total assets.

Reclassifications

Certain prior period balances on the consolidated balance sheet have been reclassified to conform to the current period presentation. Specifically, deferred contract costs as of December 31, 2025 have been reclassified to separately present the short-term portion of $134,377, included in prepaid expenses and other current assets, and the long-term portion of $632,630, included in other non-current assets. These reclassifications had no effect on previously reported total assets, net loss, or stockholders' equity.

Certain prior period balances on the consolidated balance sheet have been reclassified to conform to the current period presentation. Specifically, deferred revenue as of December 31, 2025 have been reclassified to separately present the short-term portion of $395,348, under current liabilities, and the long-term portion of $1,262,667, under non-current liabilities. These reclassifications had no effect on previously reported total assets, net loss, or stockholders' equity.

Certain prior period balances on the consolidated balance sheet have been reclassified to conform with the current year presentation. These reclassifications relate to inventory and accounts and other receivables, which were previously presented together within prepaid expenses and other current assets. These reclassifications had no impact on previously reported net loss, total assets, or total stockholders' equity.

Certain prior period balances on the consolidated statement of cash flows have been reclassified to conform with the current period presentation. Specifically, realized gain on short-term investments and accretion on short-term investments, which were previously presented together within realized gain on short-term investments, have been reclassified to be presented separately.

Certain prior period balances on the consolidated statement of cash flows have been reclassified to conform with the current period presentation. Specifically, inventory and accounts and other receivables, which were previously presented within prepaid expenses, operating lease right-of-use assets, and other assets, have been reclassified to be presented separately.

Certain prior period balances on the consolidated statement of cash flows have been reclassified to conform with the current period presentation. Specifically, deferred revenue, which was previously presented within accrued expenses, lease liabilities, and other current liabilities, has been reclassified to be presented separately.

These reclassifications had no impact on previously reported net loss, total assets, or total stockholders' equity.

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

The short-term portion of deferred contract costs totaled $394,123 and $134,377 as of  June 30, 2026 and  December 31, 2025, respectively, and are included in prepaid expenses and other current assets in the balance sheets. The long-term portion of deferred contract costs totaled $793,387 and $632,630 as of  June 30, 2026 and  December 31, 2025, respectively. Amortization of deferred contract costs recognized in cost of revenue during the three months ended June 30, 2026 and 2025 was $78,332 and $16,266, respectively. Amortization of deferred contract costs recognized in cost of revenue during the six months ended June 30, 2026 and 2025 was $121,779 and $28,079, respectively. No impairment losses were recognized in either period.

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

Judgments and estimates. Accounting for contracts recognized over time requires judgment in estimating the transaction price, the measure of progress, and expected contract costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. There were no material adjustments to contract-related estimates during the three and six months ended June 30, 2026.

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represent 10% or more of the respective amounts for the three months ended June 30, 2026 and 2025, respectively.

	June 30,
	2026	2025
Customer A	28.8%	0.0%
Customer B	15.6%	0.0%
Customer C	25.3%	33.4%
Customer D	*	31.0%
Customer E	*	29.7%

*	Below 10%

The following table sets forth the percentages of total revenue for customers that represent 10% or more of the respective amounts for the six months ended June 30, 2026 and 2025, respectively.

	June 30,
	2026	2025
Customer A	26.3%	0.0%
Customer B	16.1%	0.0%
Customer C	29.6%	22.3%
Customer D	*	25.9%
Customer E	*	18.2%
Customer F	*	31.2%

*	Below 10%

Cost of Revenue

Cost of revenue consists primarily of direct labor and related fringe benefits for internal engineering resources, and deployment related travel costs incurred for the completion of the contracts and hardware costs.

Recent Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses,” which requires the disaggregated disclosure of certain income statement items. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the impact of this amendment on its financial statements.

In July 2025, the FASB issued ASU 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the guidance for internal-use software costs by replacing the existing project stage model with a principles-based framework for cost capitalization. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, for all entities, including interim periods within those annual periods, with early adoption permitted. The Company has not adopted this standard early and is currently evaluating the impact of this amendment on its financial statements.

3. Dissolution of Subsidiary

Cyngn Singapore PTE. LTD. ("Cyngn-SG"), a Singaporean limited company organized in 2015, was the Company's wholly owned subsidiary and has been dormant for several years, with no active operations. Cyngn-SG was struck off and dissolved by the Accounting and Corporate Regulatory Authority of Singapore ("ACRA") on March 28, 2026. The Company was notified of Cyngn-SG's strike off by ACRA in the second quarter of 2026 and recorded the related deconsolidation in its financial statements for the quarter then ended, upon obtaining knowledge of the dissolution and the information necessary to quantify its effect. The dissolution did not result in a significant loss to the Company.

In accordance with ASC 810-10-40-4A, upon loss of control of a subsidiary, the Company derecognized the assets, liabilities, and equity components attributable to Cyngn-SG, including amounts previously recognized in accumulated other comprehensive income.

4. Revenue and Contracts with Customers

Contract Balances

Timing differences between revenue recognized, billings, and customer payments result in contract assets and contract liabilities. Contract assets represent revenue recognized in excess of amounts billed to customers. Contract liabilities represent payments received from customers in advance of satisfying the related performance obligations.

The Company’s contract balances consist primarily of accounts receivable and deferred revenue (contract liabilities). Accounts receivable represents the Company’s unconditional rights to consideration for goods and services transferred to customers. Contract liabilities represent amounts billed or collected in advance of satisfying performance obligations and are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2026 and  December 31, 2025, accounts receivable totaled  $704,985 and $780,132, respectively. The short-term portion of deferred revenue related to tugger sales totaled $555,368 and $395,348 as of  June 30, 2026 and  December 31, 2025, respectively. The long-term portion of deferred revenue related to tugger sales totaled $1,710,044 and $1,262,667 as of  June 30, 2026 and  December 31, 2025, respectively.

Revenue Recognized from Prior Period Contract Liabilities

For the three months ended June 30, 2026 and 2025, revenue recognized that was included in deferred revenue at the beginning of each respective period was $67,602 and $18,564, respectively, and for the six months ended June 30, 2026 and 2025 was  $142,849 and $40,028, respectively.

The Company did not recognize material revenue during the periods presented from performance obligations satisfied (or partially satisfied) in prior periods other than amounts previously included in deferred revenue.

Remaining Performance Obligations

As of June 30, 2026, the short-term portion of the remaining performance obligations on existing contracts was $555,368 and the long-term portion was $1,710,044, approximately 16% of which is expected to be recognized in the remainder of 2026, 32% in 2027, 27% in 2028, and the remainder thereafter.

This amount corresponds to the Company’s contract liability balance as of  June 30, 2026 , as all remaining obligations relate to the passage of time on active contracts.

For the three months ended June 30, 2026 and 2025, revenue was $144,459 and $33,726, respectively, and for the six months ended June 30, 2026 and 2025 was $249,032 and $80,878, respectively.

5. Balance Sheet Components

Financial Instruments

Funds in the Company’s investment brokerage account were held in cash equivalents, consisting of a money market account, along with short-term investments consisting of U.S. government treasury bills, which are accounted for as held-to-maturity (“HTM”) securities, and classified as Level 1 in the hierarchy of fair value measurements. HTM securities are carried at amortized cost and, as a result, are not remeasured to fair value on a recurring basis. All of the Company’s short-term investments will mature within one year of  June 30, 2026. The Company does not expect a credit loss for its short-term investments.

	As of June 30, 2026		As of December 31, 2025
Financial assets	Level	Amount	Level	Amount
Cash equivalents:
Money market account	1	$2,043,703	1	$929,165
U.S. government treasury bills maturing < 90 days	1	‒	1	‒
Short-term investments:
U.S. government treasury bills maturing > 90 days	1	37,471,239	1	33,736,091
		$39,514,942		$34,665,256

Accounts and Other Receivables

As of June 30, 2026 and  December 31, 2025, accounts receivable was $704,985 and $780,132, respectively. The Company’s three largest customers accounted for approximately 64.2%, 20.4% and 14.7% of accounts receivable as of June 30, 2026.

As of June 30, 2026 and  December 31, 2025, other receivables totaled  $640,471 and $764,081, respectively. Other receivables primarily consist of Employee Retention Credit ("ERC") claims of approximately $0.2 million and $0.6 million related to 2020 and 2021, respectively, reduced by recent collections of $0.2 million during the quarter.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method, as each autonomous vehicle is individually serialized and tracked, allowing the Company to identify the specific cost associated with each unit. The specific cost of each vehicle is transferred to deferred costs upon deployment.

As of June 30, 2026 and  December 31, 2025, inventory totaled $1.7 million and $2.0 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	June 30,	December 31,
	2026	2025
Prepaid Expenses	$861,413	$668,090
Short-term Deposits	‒	75,006
Short-term Deferred Costs	394,123	134,377
Other current assets	‒	8,327
Total prepaid expenses and other current assets	$1,255,536	$885,800

Property and Equipment, Net

Property and equipment is comprised of the following:

	June 30,	December 31,
	2026	2025
Automobiles (DMV-registered)	$28,862	$28,862
Machinery, tools and equipment	772,268	692,458
Computers and equipment	549,382	488,552
Internal-Use Capitalized software	1,866,638	1,592,092
Furniture and fixtures	119,463	73,494
Leasehold improvements	175,417	175,417
Testing equipment (Work in Progress)	1,023,608	896,147
Property and equipment, gross	4,535,638	3,947,023
Less: accumulated depreciation and amortization	(825,012)	(678,827)
Total property and equipment, net	$3,710,626	$3,268,196

Depreciation expense for the three months ended June 30, 2026 and 2025 was $82,563 and $51,856,respectively, and for the six months ended June 30, 2026 and 2025 was $172,423 and $107,678, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $0 and $42,500 as of  June 30, 2026 and  December 31, 2025, respectively.

Deferred Revenue

Deferred revenue consists primarily of amounts billed to customers for tugger sales and related services for which revenue has not yet been recognized. Revenue is recognized as the Company satisfies its performance obligations in accordance with its revenue recognition policy.

The short-term portion of deferred revenue related to tugger sales totaled $555,368 and $395,348 as of  June 30, 2026 and  December 31, 2025, respectively. The long-term portion of deferred revenue related to tugger sales totaled $1,710,044 and $1,262,667 as of  June 30, 2026 and  December 31, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	June 30,	December 31,
	2026	2025
Credit card payable	$14,182	$16,169
Accrued expenses	175,041	563,770
Accrued payroll	931,673	2,035,795
Total accrued expenses and other current liabilities	$1,120,896	$2,615,734

6. Operating Leases

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

The Company’s right-of-use asset, net balance as of  June 30, 2026 and  December 31, 2025, respectively are presented on the Company’s balance sheets.

The Company’s future lease payments under the non-cancellable lease as of  June 30, 2026, which are presented as lease liabilities on the Company’s condensed balance sheet, are as follows:

Operating
Period	Lease
Remainder in 2026	$515,000
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Total lease payments	7,972,253
Less: imputed interest	(1,149,608)
Present value of lease liability	$6,822,645

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.33	5.83
Weighted -average discount rate	5.60%	5.60%

Lease expense for the three months ended June 30, 2026 and 2025 was $307,315 and $297,743, respectively, and for the six months ended June 30, 2026 and 2025 was $613,389 and $455,040, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, for the three months ended June 30, 2026 and 2025 totaled $144,899 and $298,007, respectively, and for the six months ended June 30, 2026 and 2025 totaled $434,842 and $476,124, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of June 30, 2026
	Gross		Fair			Net
	Carrying	Accumulated	Market Value			Carrying
	Amount	Amortization	Adjustment	Impairment		Amount
Patents	$526,235	$(88,018)	$ ‒	$	‒	$438,217
Trademark	45,000	(30,500)	‒		‒	14,500
Total intangible assets	$571,235	$(118,518)	$ ‒	$	‒	$452,717

	As of December 31, 2025
	Gross		Fair			Net
	Carrying	Accumulated	Market Value			Carrying
	Amount	Amortization	Adjustment	Impairment		Amount
Patents	$521,302	$(71,079)	$ ‒	$	‒	$450,223
Trademark	45,000	(29,000)	‒		‒	16,000
Total intangible assets	$566,302	$(100,079)	$ ‒	$	‒	$466,223

Amortization expense for the three months ended June 30, 2026 and 2025 was $9,375 and $8,597, respectively, and for the six months ended June 30, 2026 and 2025 was $18,439 and $15,927, respectively. There was no amortization expense for the developed software for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment charges related to long-lived assets.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no impairment charges to long-lived assets were necessary as of  June 30, 2026 and  December 31, 2025.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2026	$18,750
2027	37,500
2028	37,500
2029	37,500
2030	37,500
Thereafter	283,967
Total	$452,717

8. Capital Structure

Common Stock

As of June 30, 2026 and  December 31, 2025 , the Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2026 and  December 31, 2025, the Company had 14,423,281 and 7,974,380 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of June 30, 2026 and  December 31, 2025, there were no shares of preferred stock issued and outstanding.

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

Common Stock Offerings

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of common stock, at a purchase price of $1.92999 per pre-funded warrant. The Company received net proceeds of approximately $8.75 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. On March 16, 2026, Empery Asset Master, Ltd. and Empery Tax Efficient, LP exercised 18,223 and 6,777 of their outstanding Pre-Funded Warrants, respectively (25,000 in total), issued in connection with the March 16, 2026 offering, for aggregate proceeds of $1.92999, at an exercise price of $0.00001 per share. The exercise resulted in the issuance of 25,000 shares of common stock. On May 4, 2026, Empery Asset Master, Ltd. and Empery Tax Efficient, LP exercised 594,072 and 220,932 of their outstanding Pre-Funded Warrants, respectively (815,004 in total), issued in connection with the March 16, 2026 offering, for aggregate proceeds of $8.15, at an exercise price of $0.00001 per share. The exercise resulted in the issuance of 815,000 shares of common stock.

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

As of June 30, 2026, a total of 4,857,227 shares of common stock were sold through Aegis Capital Corp. under the Sales Agreement. As of June 30, 2026, the Company has received net proceeds of $14,639,127 after payment of commission fees of $456,839 and other related expenses of $131,990.

Common Stock Warrants

The following warrants were outstanding as of  June 30, 2026 and December 31, 2025, each of which is exercisable on a one-for-one basis for shares of the Company’s common stock (i.e., one warrant for one share). All warrants contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement. In addition, on March 31, 2025, the Company reclassified the Series A warrants from liability to equity upon determining that the warrants no longer required liability classification.

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

The Company used the following assumptions for  June 30, 2026 and  December 31, 2025:

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

9. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per share amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended
	June 30,
	2026	2025
Net loss attributable to common stockholders	$(6,354,510)	$(5,448,312)
Basic and diluted weighted average common shares outstanding	14,109,819	2,017,228
Loss per share:
Basic and diluted	$(0.45)	$(2.70)

	Six Months Ended
	June 30,
	2026	2025
Net loss attributable to common stockholders	$(12,841,269)	$(9,359,959)
Basic and diluted weighted average common shares outstanding	12,567,770	1,586,453
Loss per share:
Basic and diluted	$(1.02)	$(5.90)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the outstanding stock options and warrants ; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

10. Stock-based Compensation Expense

Stock-Based Compensation

The Company uses stock-based compensation, including restricted stock units, to provide long-term performance incentives for its employees and board directors. The Company measures employee and director stock-based compensation awards based on the award’s estimated fair value on the date of grant. Forfeitures are recognized as they occur. Expense associated with these awards is recognized using the straight-line attribution method over the requisite service period for stock options, restricted stock units (“RSUs”) and restricted stock and is reported in our condensed statements of stockholders’ equity.

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

In November 2023, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 334 shares of common stock. In June 2024, the shareholders of the Company approved an amendment to allow an annual increase to the 2021 Plan equal to the lesser of (i) 15% of the outstanding common stock on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, or (ii) such lesser amount as determined by the Board. In December 2025, the shareholders of the Company approved an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares authorized for issuance by 4,000,000 shares of common stock. The additional shares were registered with the SEC in January 2026 on a Registration Statement on Form S-8.

As of June 30, 2026 and  December 31, 2025, approximately 4,896,697 and 55,770 shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of  June 30, 2026, and activity during the three month period then ended:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding as of March 31, 2026	459,863	$25.73	9.97	$	‒
Granted	12,621	1.70			‒
Exercised	‒	‒			‒
Cancelled/forfeited	(38,487)	5.69			‒
Outstanding as of June 30, 2026	433,997	$26.81	9.59	$	‒
Vested and expected to vest at June 30, 2026	433,997	$26.81	9.59	$	‒
Vested and exercisable at June 30, 2026	110,607	$88.93	9.15	$	‒

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of  June 30, 2026, and activity during the six month period then ended:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding as of December 31, 2025	924	$13,475.78	4.41	$	‒
Granted	471,652	2.06			‒
Exercised	‒	‒			‒
Cancelled/forfeited	(38,579)	$46.39			‒
Outstanding as of June 30, 2026	433,997	$26.81	9.59	$	‒
Vested and expected to vest at June 30, 2026	433,997	$26.81	9.59	$	‒
Vested and exercisable at June 30, 2026	110,607	$88.93	9.15	$	‒

For the three and six months ended June 30, 2026, no restricted stock units (RSUs) were granted nor vested.

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

The weighted average per share grant-date fair value of options granted during the three months ended June 30, 2026 and 2025 was $1.65 and $0.00, respectively.

The following weighted average assumptions were used in estimating the grant date fair values during the three months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Fair value of common stock	$1.65	$-
Expected term (in years)	6.01	-
Risk-free rate	4.21%	0.00%
Expected volatility	173.62%	0.00%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $376,483 and $456,887 for the three months ended June 30, 2026 and 2025, respectively, and $762,772 and $993,131 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $1.2 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 0.92 years. Income tax benefits recognized from stock-based compensation expense recognized for the three months ended  June 30, 2026 were immaterial due to cumulative losses and valuation allowances.

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

12. Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company recorded no income tax expense. The effective tax rate is 0% for the three and six months ended June 30, 2026 and 2025.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and six months ended June 30, 2026 and 2025, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

13. Commitments and Contingencies

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

In May 2025, a former contractor of the Company filed a complaint alleging breach of contract and related claims arising from certain professional services agreements entered into between 2021 and 2024. The complainant sought approximately $59,760 in damages, plus interest, attorneys’ fees, and costs. In April 2026, the matter was settled and paid in full for $55,000. The settlement did not have a material impact on the Company's financial statements.

In August 2025, a former employee filed a complaint with the U.S. Department of Labor, Occupational Safety and Health Administration (“OSHA”), alleging retaliation in connection with the employee’s internal reporting. In April 2026, the matter was settled and paid in full for $80,000. The settlement did not have a material impact on the Company's financial statements.

Under the terms of a settlement agreement with a former placement agent, the Company may be obligated to pay a $2.3 million cash fee and issue 370,114 warrants to purchase shares of the Company’s common stock in connection with the June 27 Offering and the June 26 Offering. However, the Company has informed the former placement agent that it does not believe there is a basis for these obligations. The Company has not received a response from the former placement agent and a resolution has not been reached as of the date of this filing. The Company is contesting the matter and has not accrued any liability related to it. While an unfavorable outcome is reasonably possible, the Company is unable to estimate the possible loss or range of loss at this time.

There is no other material pending or threatened litigation against the Company that remains outstanding as of  June 30, 2026.

14. Risks and Uncertainties

The Company’s business operations, operating results, and financial condition are vulnerable to certain risks and uncertainties including:

●	Inflation and its related impact on costs and expenditures on domestic and foreign-sourced materials and services;

●

Rising interest rates and their impact on the equity markets, investment valuations, and interest rate-sensitive calculations such as discount rate assumptions used in cash flow projections and going concern assessments;

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

15. Subsequent Events

The Company has evaluated subsequent events through  August 13, 2026, the date the financial statements were issued, other than as described below, and has determined that no other material subsequent events have occurred requiring recognition or disclosure in these financial statements. On July 24, 2026, Martin Petraitis, the Company’s Vice President of Sales and a named executive officer, was terminated from his position with the Company, effective the same date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that would have a material impact on future operations. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), which we filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2026. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our other filings with the SEC, including the Form 10-K. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Recent Developments

Appointment of New Board Member

On February 3, 2026, the Board of Directors, appointed Mr. Ran Makavy to serve as a member of the Board, effective immediately, to fill a vacancy on the Board of Directors.

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

Registered Direct Offering

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $1.92999 per Pre-Funded Warrant. On March 16, 2026, Empery Asset Master, Ltd. and Empery Tax Efficient, LP exercised 18,223 and 6,777 of their outstanding Pre-Funded Warrants, respectively (25,000 in total), issued in connection with the March 16, 2026 offering, for aggregate proceeds of $1.92999, at an exercise price of $0.00001 per share. The exercise resulted in the issuance of 25,000 shares of common stock. On May 4, 2026, Empery Asset Master, Ltd. and Empery Tax Efficient, LP exercised 594,072 and 220,932 of their outstanding Pre-Funded Warrants, respectively (815,004 in total), issued in connection with the March 16, 2026 offering, for aggregate proceeds of $8.15, at an exercise price of $0.00001 per share. The exercise resulted in the issuance of 815,000 shares of common stock.

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

Dissolution of Cyngn Singapore PTE. LTD.

On March 28, 2026, the Company's wholly owned subsidiary, Cyngn Singapore PTE. LTD. ("Cyngn-SG"), was struck off and dissolved by the Accounting and Corporate Regulatory Authority of Singapore. The Company was notified of the strike off during the second quarter of 2026 and recorded the related deconsolidation in its financial statements for the quarter then ended (see Note 3, Dissolution of Subsidiary).

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

Common Stock Warrants

The Company issued to its lead underwriter in the Company’s initial public offering consummated in October 2021, (the “IPO”), warrants to purchase up to 9 shares of its common stock, exercisable at a price per share of $40,650 and expiring on October 19, 2026. Additionally, in connection with the private placement offering completed on April 29, 2022 (the “Private Placement”), the Company issued warrants to purchase 426 shares of its common stock, exercisable at a price per share of $140,625 and expiring on April 29, 2027. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement.  The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments in consideration of the cashless settlement provisions in the warrant agreements.

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

The Company issued Series A warrants and Series B warrants in connection with a securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the balance sheet as of December 31, 2025. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025.

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

Revenue recognized for the three months ended June 30, 2026 increased by $110,733 or 328.3% to $144,459 from $33,726 for the three months ended June 30, 2025. Revenue recognized for the six months ended June 30, 2026 increased by $168,154 or 207.9% to $249,032 from $80,878 for the six months ended June 30, 2025. The increase is attributable to an increase in tugger deployments in 2026.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

Cost of revenues reported for the three months ended June 30, 2026  increased by $72,039 or 425.2% to $88,983 from $16,944 for the three months ended June 30, 2025. Cost of revenues reported for the six months ended June 30, 2026 increased by $117,575 or 408.8% to $146,333 from $28,758 for the six months ended June 30, 2025. The increase is attributable to costs related to an increase in tugger deployments in 2026, including personnel costs, travel expenses and associated hardware costs to specific customers.

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

Research and development expense for the three months ended June 30, 2026 increased by approximately $1.2 million or 60.1% to $3.2 million from approximately $2.0 million for the three months ended June 30, 2025. The increase is primarily attributable to an increase in personnel related costs, external contractor costs and software expense offset by the capitalization of costs related to customer contracts.

Research and development expense for the six months ended June 30, 2026 increased by approximately $1.9 million or 48.2% to $6.0 million from approximately $4.1 million for the six months ended June 30, 2025. The increase is primarily attributable to an increase in personnel related costs, external contractor costs and software expense offset by the capitalization of costs related to customer contracts.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended June 30, 2026 increased by approximately $0.2 million or 3.0% to $3.7 million from approximately $3.5 million for the three months ended June 30, 2025. The increase is primarily attributable to an increase in personnel related costs and an increase in marketing and advertising expenses.

General and administrative expenses for the six months ended June 30, 2026 increased by approximately $1.1 million or 15.9% to $7.8 million from approximately $6.7 million for the six months ended June 30, 2025. The increase is primarily attributable to an increase in personnel related costs and an increase in marketing and advertising expenses.

Interest Income, net

Interest income (expense), net increased by $219,586 to $21,594 for the three months ended June 30, 2026 from ($197,992) for the three months ended June 30, 2025. Interest income consists primarily of interest earned of $21,594 from the Company’s interest-bearing bank accounts.

Interest income (expense), net increased by $166,837 to $43,664 for the six months ended June 30, 2026 from ($123,173) for the six months ended June 30, 2025. Interest income consists primarily of interest earned of $43,664 from the Company’s interest-bearing bank accounts.

Other Income, net

Other income (expense), net increased by $0.1 million to $0.4 million for the three months ended June 30, 2026 from $0.3 million for the three months ended June 30, 2025. Other income consists primarily of discount amortization on the Company’s short-term investments of $0.4 million.

Other income (expense), net increased by $0.5 million to $0.8 million for the six months ended June 30, 2026 from $0.3 million for the six months ended June 30, 2025. Other income consists primarily of discount amortization on the Company’s short-term investments of $0.8 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to six months. As of June 30, 2026, the Company had unrestricted cash of approximately $2.2 million and short-term investments of approximately $37.5 million. As of December 31, 2025, the Company had unrestricted cash of approximately $1.0 million and short-term investments of approximately $33.7 million.

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

Cash Flows

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $13.2 million, an increase of approximately $0.4 million or 3.1% compared to approximately $12.8 million for the six months ended June 30, 2025. The year-over-year increase is primarily attributed to a $0.9 million decrease in accrued payroll and sales & use tax payable, a $0.6 million increase in accrued interest on short-term investments, and a $0.2 million decrease in stock-based compensation, offset by a $0.8 million increase in accounts and other receivables and a $0.6 million increase in deferred revenue.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $3.5 million, a decrease of approximately $5.6 million or 61.5% compared to net cash used in investing activities of approximately $9.1 million for the six months ended June 30, 2025. The decrease consists primarily of short-term investment maturities of approximately $20.9 million and a decrease in intangible assets acquisition of approximately $1.2 million, offset by an increase in short-term investment purchases of approximately $16.2 million and R&D-related hardware equipment purchases of approximately $0.3 million.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $17.9 million, which consisted of $9.2 million in proceeds from at-the-market equity financing and $8.7 million in proceeds from a registered direct offering of common stock, a decrease of approximately $11.7 million or 39.5% compared to $29.6 million for the six months ended June 30, 2025, which consisted of proceeds from the sale of common stock.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective as a result of the material weakness as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K as of December 31, 2025, we identified a material weakness, the misinterpretation of accounting guidance to a complex accounting transaction was identified in the third quarter of 2025. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the fourth quarter of 2025 or the first and second quarter of 2026. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of June 30, 2026. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. See Note 13. Commitments and Contingencies to the condensed consolidated financial statements, which is incorporated herein by reference.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the six months ended June 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 of Form 8-K Compensatory Arrangements of Certain Officers

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

Salary Increase for Chief Financial Officer

On June 9, 2026, the Compensation Committee of the Board approved, and on August 12, 2026, the Board approved and ratified, an increase in the annual base salary of Natalie Russell, the Company's Chief Financial Officer, from $250,000 to $300,000, effective as of August 1, 2026. A copy of the Amended and Restated Offer Letter is filed as Exhibit 10.3. Ms. Russell remains eligible for an annual performance bonus with a target of 20% of her base salary, and her other compensation arrangements remain unchanged.

The foregoing disclosures are being made in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K pursuant to Item 5.02(e) of Form 8-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of August, 2026.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)