Form 10-Q
period 2026-09-30
Cyngn Inc.
filed 2026-11-12
CIK 1874097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-40932

CYNGN INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2007094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1344 Terra Bella Avenue
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

As of November 12, 2026, the issuer had 15,348,281 shares of common stock, par value $0.00001 per share, outstanding.

CYNGN INC.

i

PART I  — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYNGN INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026 (unaudited)	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,081,033	$990,023
Short-term investments	31,801,167	33,736,091
Accounts and other receivables	928,194	1,544,213
Inventory	1,630,299	2,039,655
Prepaid expenses and other current assets	816,490	885,800
TOTAL CURRENT ASSETS	38,257,183	39,195,782

NON-CURRENT ASSETS
Property and equipment, net	4,587,282	3,268,196
Right of use asset, net	5,318,512	5,971,800
Intangible assets, net	446,996	466,223
Other non-current assets	1,292,681	1,151,214
TOTAL NON-CURRENT ASSETS	11,645,471	10,857,433

TOTAL ASSETS	$49,902,654	$50,053,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$559,140	$217,439
Deferred revenue	575,289	395,348
Current operating lease liability	984,478	312,365
Accrued expenses and other current liabilities	1,861,157	2,615,734
TOTAL CURRENT LIABILITIES	3,980,064	3,540,886

NON-CURRENT LIABILITIES
Non-current deferred revenue	1,251,629	1,262,667
Non-current operating lease liability	5,691,752	6,495,256
TOTAL NON-CURRENT LIABILITIES	6,943,381	7,757,923

TOTAL LIABILITIES	10,923,445	11,298,809

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, Par $0.00001; 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 15,348,281 and 7,974,380 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	153	80
Additional paid-in capital	274,602,412	255,576,797
Accumulated deficit	(235,623,356)	(216,822,471)
TOTAL STOCKHOLDERS’ EQUITY	38,979,209	38,754,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,902,654	$50,053,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$156,495	$69,973	$405,527	$150,851
Costs and expenses
Cost of revenue	214,428	50,816	360,761	79,574
Research and development	2,971,411	5,254,953	9,014,214	9,331,987
General and administrative	3,376,330	3,181,204	11,131,999	9,873,188
Total costs and expenses	6,562,169	8,486,973	20,506,974	19,284,749
Loss from operations	(6,405,674)	(8,417,000)	(20,101,447)	(19,133,898)

Other income (loss), net
Interest income, net	19,073	(252,497)	62,737	(375,670)
Change in fair value of warrant liabilities	‒	‒	‒	1,136,677
Other income, net	426,985	230,856	1,237,825	574,291
Total other income (loss), net	446,058	(21,641)	1,300,562	1,335,298

Net loss	$(5,959,616)	$(8,438,641)	$(18,800,885)	$(17,798,600)

Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(1.20)	$(1.41)	$(5.20)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	14,714,857	7,039,266	13,291,330	3,424,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended September 30, 2026	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2026	‒		‒	14,423,281	$144	$274,255,399	$(229,663,740)	$44,591,803
Issuance of common stock in connection with the public offering	‒		‒	925,000	9	(9)	‒	‒
Stock-based compensation	‒		‒	‒	‒	347,022	‒	347,022
Net loss	‒		‒	‒	‒	‒	(5,959,616)	(5,959,616)
Balance as of September 30, 2026	‒	$	‒	15,348,281	$153	$274,602,412	$(235,623,356)	$38,979,209

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Three Months Ended September 30, 2025	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2025	‒		‒	7,039,266	$70	$249,476,245	$(202,713,157)	$46,763,158
Stock-based compensation	‒		‒	‒	‒	354,856	‒	354,856
Net loss	‒		‒	‒	‒	‒	(8,438,641)	(8,438,641)
Balance as of September 30, 2025	‒	$	‒	7,039,266	$70	$249,831,101	$(211,151,798)	$38,679,373

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Nine Months Ended September 30, 2026	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	‒		‒	7,974,380	$80	$255,576,797	$(216,822,471)	$38,754,406
Issuance of at-the-market common stock, net of issuance costs	‒		‒	3,922,113	39	9,166,388	‒	9,166,427
Issuance of common stock in connection with the public offering	‒		‒	3,451,788	34	8,749,432	‒	8,749,466
Stock-based compensation	‒		‒	‒	‒	1,109,795	‒	1,109,795
Net loss	‒		‒	‒	‒	‒	(18,800,885)	(18,800,885)
Balance as of September 30, 2026	‒	$	‒	15,348,281	$153	$274,602,412	$(235,623,356)	$38,979,209

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Stockholders’
Nine Months Ended September 30, 2025	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	‒		‒	199,110	$2	$192,305,280	$(193,353,198)	$(1,047,916)
Exercise of stock options and vesting of restricted stock units	‒		‒	15	‒	‒	‒	‒
Issuance of common stock in connection with the public offering	‒		‒	5,287,345	52	29,611,626	‒	29,611,678
Reclassification of Series A warrants to equity	‒		‒	‒	‒	7,634,427	‒	7,634,427
Exercise of Series B warrants in connection with the public offering	‒		‒	1,552,796	16	18,931,781	‒	18,931,797
Stock-based compensation	‒		‒	‒	‒	1,347,987	‒	1,347,987
Net loss	‒		‒	‒	‒	‒	(17,798,600)	(17,798,600)
Balance as of September 30, 2025	‒	$	‒	7,039,266	$70	$249,831,101	$(211,151,798)	$38,679,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYNGN INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2026		2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(18,800,885)	$(17,798,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		928,756	894,312
Stock-based compensation		1,109,795	1,347,987
Realized gain on short-term investments		(18,167)	(85,117)
Accretion on short-term investments		(1,145,864)	(459,977)
Loss on disposed assets		14,464	11,429
Change in fair value of warrant liability		‒	(1,136,677)
Change in estimate of capitalized software		‒	2,590,491
Change in assets and liabilities:
Accounts and other receivables		616,019	(481,492)
Inventory		409,356	(735,260)
Prepaid expenses, operating lease right-of-use assets, and other assets		(72,157)	(1,542,030)
Accounts payable		341,700	112,638
Deferred revenue		168,903	240,210
Accrued expenses, lease liabilities, and other current liabilities		(885,969)	206,544
Net cash used in operating activities		(17,334,049)	(16,835,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(1,581,203)	(872,369)
Acquisition of intangible asset		(8,587)	(1,190,613)
Purchase of short-term investments		(59,824,258)	(62,710,899)
Proceeds from maturity of short-term investments		62,923,214	33,201,501
Net cash provided by (used in) investing activities		1,509,166	(31,572,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from at-the-market equity financing, net of issuance costs		9,166,427	‒
Proceeds from public issuance of common stock, net of offering costs		8,749,466	29,611,678
Issuance costs for public issuance of common stock and pre-funded warrants and exercise of pre-funded warrants		‒	(1,025)
Net cash provided by financing activities		17,915,893	29,610,653

Net increase (decrease) in cash and cash equivalents		2,091,010	(18,797,269)

Cash and cash equivalents at beginning of period		990,023	23,617,733

Cash and cash equivalents at end of period		$3,081,033	$4,820,464

Supplemental disclosure:
Recognition of operating lease right-of-use assets and operating lease liabilities	$	‒	$274,659
Acquisition of property and equipment included in accounts payable and accrued expenses		$42,578	$30,261
Acquisition of right-of-use asset in exchange for new operating lease obligation	$	‒	$6,589,332

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

Liquidity

The Company has incurred losses from operations since inception. The Company incurred net losses of approximately $18.8 million and $17.8 million for the nine months ended September 30, 2026 and 2025, respectively. Accumulated deficit amounted to approximately $235.6 million and $216.8 million as of  September 30, 2026 and  December 31, 2025, respectively. Net cash used in operating activities was approximately $17.3 million and $16.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s liquidity is based on its ability to increase its operating cash flow position, obtain capital financing from equity interest investors and borrow money to fund its general operations, research and development activities, and capital expenditures. As of September 30, 2026, the Company’s unrestricted cash balance was approximately $3.1 million and short-term investments was approximately $31.8 million. As of December 31, 2025, the Company’s cash balance was approximately $1.0 million and short-term investments was approximately $33.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2025, which was filed with the SEC on March 27, 2026.

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

Cash maintained with domestic financial institutions generally exceeds the Federal Deposit Insurance Corporation insurable limit. To date, the Company has not experienced any losses on its deposits of cash. Cyngn invests in U.S. Treasury securities and carries these at amortized cost and recognizes gains and losses when realized.

Concentration of Supplier Risk

The Company generally utilizes suppliers for outside development and engineering support. The Company does not believe that there is any significant supplier concentration risk as of  September 30, 2026 and  December 31, 2025.

Cash and Short-term Investments

The Company considers its bank accounts and all highly liquid investments that are both readily convertible to cash with minimal risk of changes in value due to changes in interest rates, to be cash. As of September 30, 2026 and  December 31, 2025, the Company had $3.1 million of cash and $31.8 million in short-term investments and $1.0 million of cash and $33.7 million in short-term investments, respectively.

The Company considers short-term investments to include marketable U.S. government securities that it intends to hold until maturity and redeem within one year. The Company treated its U.S. government treasury bill placements as held-to-maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic (“ASC”) 320, “Investments – Debt and Equity Securities”, and recorded these securities at amortized cost on the accompanying condensed balance sheet as of  September 30, 2026 and  December 31, 2025.

Accounts and Other Receivables

Accounts and other receivables are recorded at the invoiced amount and do not bear interest. The Company provides for probable uncollectible amounts based upon its assessment of the current status of the individual receivables and after using reasonable collection efforts. The allowance for credit losses was zero as of  September 30, 2026 and  December 31, 2025. In addition, the Company utilizes current and historical collection data as well as assesses current economic conditions in order to determine expected trade credit losses on a prospective basis. No credit losses were recorded as of  September 30, 2026 and  December 31, 2025.

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

The Company periodically reviews inventory for excess quantities, obsolescence, or other indicators that the carrying value may not be recoverable. If the carrying value of inventory exceeds its net realizable value, the Company records a write-down to net realizable value, with the adjustment recognized in cost of revenue.

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

Internal-Use Software costs

The Company determines when to capitalize its internal-use software after planning and design efforts are successfully completed. Management has implicitly authorized funding and the software is expected to be completed and used as intended. The Company determines the amount of internal software costs to be capitalized based on the amount of time spent by the developers on projects in the application stage of development. There is judgment involved in estimating time allocated to a particular project in the application stage. Costs associated with building or significantly enhancing the internally built software platform for internal use are capitalized, while costs associated with planning new developments and maintaining the internally built software platforms are expensed as incurred. Capitalized costs include certain payroll and stock compensation costs, as well as subscription server and consulting costs.

Internal-use software is classified as property and equipment and is amortized on a straight-line basis over their estimated useful life of three to five years. There is judgment involved in the determination of the useful life. Amortization of the software asset will begin when the software is substantially complete and ready for its intended use. No amortization has begun for the internal use software, as the projects are still in the application development phase. Management evaluates the useful lives of these assets on a quarterly basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment charges were associated with the Company’s internal-use software for the three and nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026 and 2025, there were no impairment charges.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of  September 30, 2026 and  December 31, 2025 (see Note 12. Income Taxes).

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

The Company issued Series A warrants and Series B warrants in connection with a securities purchase agreement on December 20, 2024. The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The estimated fair value of the Company’s warrant agreements has been determined to be Level 3 measurement, as certain inputs used to determine the fair value of these agreements are unobservable. The Company determined the fair value of the warrants using the Monte Carlo pricing model and treated the valuation as a liability in consideration of the variable number of the issuer’s equity shares in the warrant agreements. The resulting warrant liabilities are re-measured at each balance sheet date until their exercise or expiration, and any change in fair value is recognized in the Company’s statements of operations under other income (expense). After shareholder approval on January 30, 2025, the strike price and the number of equity shares are now fixed. Therefore, in accordance with ASC 815-40-35-8, Derivatives and Hedging Reclassification of Contracts, the Series A warrants were re-measured utilizing the Black Scholes model and reclassified into equity. The Series A warrants are included in equity in the condensed balance sheet as of  September 30, 2026. The Series B warrants were re-measured utilizing the Black Scholes model immediately before exercise and were fully exercised in February 2025 (see Note 8. Capital Structure).

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

General and Administrative Expense

General and administrative expense consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs. Advertising costs are expensed as incurred in accordance with ASC 720-35, “Other Expense – Advertising Costs”, other than trade show expenses which are deferred until occurrence of the future event. For the three months ended September 30, 2026 and 2025, advertising costs were $144,022 and $120,892, respectively, and for the nine months ended September 30, 2026 and 2025 were $801,779 and $333,327, respectively.

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

The significant segment expenses regularly provided to the CODM are cost of revenue, research and development expenses, and general and administrative expenses, as presented on the condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, the Company’s segment revenue was $156,495 and $69,973, cost of revenue was $214,428 and $50,816, research and development expenses were $2,971,411 and $5,254,953, and general and administrative expenses were $3,376,330 and $3,181,204, respectively. For the nine months ended September 30, 2026 and 2025, segment revenue was $405,527 and $150,851, cost of revenue was $360,761 and $79,574, research and development expenses were $9,014,214 and $9,331,987, and general and administrative expenses were $11,131,999 and $9,873,188, respectively. Other segment items, consisting of interest income, net, other income, net, and, for 2025, the change in fair value of warrant liabilities, were $446,058 and $(21,641) for the three months and $1,300,562 and $1,335,298 for the nine months ended September 30, 2026 and 2025, respectively. Segment net loss was $5,959,616 and $8,438,641 for the three months ended September 30, 2026 and 2025, and $18,800,885 and $17,798,600 for the nine months ended September 30, 2026 and 2025, respectively.

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

Management believes that recognizing revenue on a straight-line basis over the estimated customer life depicts the Company’s performance in transferring control of the integrated solution, as the customer receives and consumes the benefits of the solution evenly throughout the contract term.

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

Costs to Fulfill a Contract. The Company capitalizes such costs when they (i) relate directly to an existing contract or a specifically anticipated contract, (ii) generate or enhance resources that will be used in satisfying performance obligations in the future, and (iii) are expected to be recovered. Capitalized fulfillment costs are amortized on a straight-line basis over the expected period of benefit, which corresponds to the contractual term, and are recognized in cost of revenue. The Company evaluates capitalized fulfillment costs for impairment at each reporting date.

The short-term portion of deferred contract costs totaled $411,692 and $134,377 as of  September 30, 2026 and  December 31, 2025, respectively, and are included in prepaid expenses and other current assets in the balance sheets. The long-term portion of deferred contract costs totaled $774,097 and $632,630 as of  September 30, 2026 and  December 31, 2025, respectively. Amortization of deferred contract costs recognized in cost of revenue during the three months ended September 30, 2026 and 2025 was $98,506 and $44,716, respectively. Amortization of deferred contract costs recognized in cost of revenue during the nine months ended September 30, 2026 and 2025 was $220,285 and $72,795, respectively. No impairment losses were recognized in either period.

Taxes collected from customers. The Company collects and remits certain taxes assessed by governmental authorities on its revenue transactions, including sales, use, value-added, and excise taxes. These taxes are excluded from the transaction price and are not included in reported revenue. Shipping and handling fees billed to customers are included in revenue; the related costs are included in cost of revenue.

Judgments and estimates. Accounting for contracts recognized over time requires judgment in estimating the transaction price, the measure of progress, and expected contract costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. There were no material adjustments to contract-related estimates during the three and nine months ended September 30, 2026.

Concentration of Credit Risk

The following table sets forth the percentages of total revenue for customers that represent 10% or more of the respective amounts for the three months ended September 30, 2026 and 2025, respectively.

	September 30,
	2026	2025
Customer A	26.6%	*
Customer B	21.2%	28.5%
Customer C	26.2%	47.9%

*	Below 10%

The following table sets forth the percentages of total revenue for customers that represent 10% or more of the respective amounts for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,
	2026	2025
Customer A	26.4%	*
Customer B	18.0%	13.2%
Customer C	28.3%	34.2%

*	Below 10%

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

The Company’s contract balances consist primarily of accounts receivable and deferred revenue (contract liabilities). Accounts receivable represents the Company’s unconditional rights to consideration for goods and services transferred to customers. Contract liabilities represent amounts billed or collected in advance of satisfying performance obligations and are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2026 and  December 31, 2025, accounts receivable totaled $533,827 and $780,132, respectively. The short-term portion of deferred revenue related to tugger sales totaled $575,289 and $395,348 as of  September 30, 2026 and  December 31, 2025, respectively. The long-term portion of deferred revenue related to tugger sales totaled $1,251,629 and $1,262,667 as of  September 30, 2026 and  December 31, 2025, respectively.

Revenue Recognized from Prior Period Contract Liabilities

For the three months ended September 30, 2026 and 2025, revenue recognized that was included in deferred revenue at the beginning of each respective period was $143,995 and $52,798, respectively, and for the nine months ended September 30, 2026 and 2025 was $270,164 and $92,826, respectively.

The Company did not recognize material revenue during the periods presented from performance obligations satisfied (or partially satisfied) in prior periods other than amounts previously included in deferred revenue.

Remaining Performance Obligations

As of September 30, 2026, the short-term portion of the remaining performance obligations on existing contracts was $575,289 and the long-term portion was $1,251,629, approximately 8% of which is expected to be recognized in the remainder of 2026, 41% in 2027, 34% in 2028, and the remainder thereafter.

This amount corresponds to the Company’s contract liability balance as of  September 30, 2026, as all remaining obligations relate to the passage of time on active contracts.

For the three months ended September 30, 2026 and 2025, revenue was $156,495 and $69,973, respectively, and for the nine months ended September 30, 2026 and 2025 was $405,527 and $150,851, respectively.

5. Balance Sheet Components

Financial Instruments

Funds in the Company’s investment brokerage account were held in cash equivalents, consisting of a money market account, and short-term investments, consisting of U.S. government treasury bills. The treasury bills are classified as held-to-maturity (“HTM”) securities and are carried at amortized cost; they are not remeasured to fair value on a recurring basis. The fair value of the HTM securities is determined using quoted prices in active markets (Level 1) and approximated their amortized cost as of September 30, 2026 and December 31, 2025. The money market account is measured at fair value using quoted prices in active markets (Level 1). All of the Company’s short-term investments will mature within one year of  September 30, 2026. The Company does not expect a credit loss for its short-term investments.

	As of September 30, 2026		As of December 31, 2025
Financial assets	Level	Amount	Level	Amount
Cash equivalents:
Money market account	1	$2,735,621	1	$929,165
U.S. government treasury bills maturing < 90 days	1	‒	1	‒
Short-term investments:
U.S. government treasury bills maturing > 90 days	1	31,801,167	1	33,736,091
		$34,536,788		$34,665,256

Accounts and Other Receivables

As of September 30, 2026 and  December 31, 2025, accounts receivable was $533,827 and $780,132, respectively. As of September 30, 2026, two customers accounted for approximately 84.8% and 14.7% of accounts receivable, respectively. As of December 31, 2025, three customers accounted for approximately 59.2%, 26.8% and 13.3% of accounts receivable, respectively.

As of September 30, 2026 and  December 31, 2025, other receivables totaled  $394,367 and $764,081, respectively. As of September 30, 2026, Other receivables primarily consisted of Employee Retention Credit ("ERC") claims of approximately $0.2 million and $0.2 million related to 2020 and 2021, respectively. As of December 31, 2025, Other receivables primarily consisted of Employee Retention Credit ("ERC") claims of approximately $0.2 million and $0.6 million related to 2020 and 2021, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the specific identification method, as each autonomous vehicle is individually serialized and tracked, allowing the Company to identify the specific cost associated with each unit. The specific cost of each vehicle is transferred to deferred costs upon deployment.

As of September 30, 2026 and  December 31, 2025, inventory totaled $1.6 million and $2.0 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets are comprised of the following:

	September 30,	December 31,
	2026	2025
Prepaid Expenses	$404,798	$668,090
Short-term Deposits	‒	75,006
Short-term Deferred Costs	411,692	134,377
Other current assets	‒	8,327
Total prepaid expenses and other current assets	$816,490	$885,800

Property and Equipment, Net

Property and equipment is comprised of the following:

	September 30,	December 31,
	2026	2025
Automobiles (DMV-registered)	$28,862	$28,862
Machinery, tools and equipment	812,271	692,459
Computers and equipment	600,337	488,552
Internal-Use Capitalized software	2,168,226	1,592,092
Furniture and fixtures	130,493	73,494
Leasehold improvements	197,933	175,417
Testing equipment (Work in Progress)	1,541,854	896,147
Property and equipment, gross	5,479,976	3,947,023
Less: accumulated depreciation and amortization	(892,694)	(678,827)
Total property and equipment, net	$4,587,282	$3,268,196

Depreciation expense for the three months ended September 30, 2026 and 2025 was $87,902 and $62,390, respectively, and for the nine months ended September 30, 2026 and 2025 was $260,325 and $173,456, respectively.

Accounts Payable

Accounts payable includes independent director fees payable of $187,500 and $42,500 as of  September 30, 2026 and  December 31, 2025, respectively.

Deferred Revenue

Deferred revenue consists primarily of amounts billed to customers for tugger sales and related services for which revenue has not yet been recognized. Revenue is recognized as the Company satisfies its performance obligations in accordance with its revenue recognition policy.

The short-term portion of deferred revenue related to tugger sales totaled $575,289 and $395,348 as of  September 30, 2026 and  December 31, 2025, respectively. The long-term portion of deferred revenue related to tugger sales totaled $1,251,629 and $1,262,667 as of  September 30, 2026 and  December 31, 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following:

	September 30,	December 31,
	2026	2025
Credit card payable	$26,046	$16,169
Accrued expenses	902,239	563,770
Accrued payroll	932,872	2,035,795
Total accrued expenses and other current liabilities	$1,861,157	$2,615,734

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

The Company’s right-of-use asset, net balance as of  September 30, 2026 and  December 31, 2025, respectively are presented on the Company’s balance sheets.

The Company’s future lease payments under the non-cancellable lease as of  September 30, 2026, which are presented as lease liabilities on the Company’s condensed balance sheet, are as follows:

Operating
Period	Lease
Remainder in 2026	$273,600
2027	1,434,193
2028	1,506,260
2029	1,551,040
2030	1,598,594
2031	1,367,166
Total lease payments	7,730,853
Less: imputed interest	(1,054,623)
Present value of lease liability	$6,676,230

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.08	5.83
Weighted-average discount rate	5.60%	5.60%

Lease expense for the three months ended September 30, 2026 and 2025 was $306,379 and $406,400, respectively, and for the nine months ended September 30, 2026 and 2025 was $919,768 and $861,440, respectively. The amortization of the operating lease right-of-use assets, which is included in the lease expense, for the three months ended September 30, 2026 and 2025 totaled $218,447 and $220,318, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $653,289 and $696,442, respectively. The weighted average discount rate is based on the incremental borrowing rate that is utilized to present value the remaining lease payments over the lease term.

7. Intangible Assets, Net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	As of September 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Patents	$529,889	$(96,643)	$433,246
Trademark	45,000	(31,250)	13,750
Total intangible assets	$574,889	$(127,893)	$446,996

	As of December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Patents	$521,302	$(71,079)	$450,223
Trademark	45,000	(29,000)	16,000
Total intangible assets	$566,302	$(100,079)	$466,223

Amortization expense for the three months ended September 30, 2026 and 2025 was $9,375 and $8,488, respectively, and for the nine months ended September 30, 2026 and 2025 was $27,815 and $24,415, respectively. There was no amortization expense for the developed software for the three and nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment charges related to long-lived assets.

It was determined for all remaining long-lived assets that there were no triggering events, and therefore, no impairment charges to long-lived assets were necessary as of  September 30, 2026 and  December 31, 2025.

Estimated amortization expense for all intangible assets subject to amortization in future years is expected to be:

Years ended December 31,	Amortization
Remainder 2026	$9,375
2027	37,500
2028	37,500
2029	37,500
2030	37,500
Thereafter	287,621
Total	$446,996

8. Capital Structure

Common Stock

As of September 30, 2026 and  December 31, 2025, the Company is authorized to issue 400,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2026 and  December 31, 2025, the Company had 15,348,281 and 7,974,380 shares of common stock issued and outstanding, respectively. Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

Preferred Stock

In October 2021, the Company amended its Certificate of Incorporation and revised the number of preferred stock shares authorized for issuance to 10,000,000 shares at a par value of $0.00001. As of September 30, 2026 and  December 31, 2025, there were no shares of preferred stock issued and outstanding.

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

Common Stock Offerings

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of common stock, at a purchase price of $1.92999 per pre-funded warrant. The Company received net proceeds of approximately $8.75 million from the offering, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. During the nine months ended September 30, 2026, holders exercised 1,765,012 of the pre-funded warrants issued in the March 16, 2026 registered direct offering, on both a cash and cashless basis, resulting in the issuance of 1,765,000 shares of common stock, including 925,000 shares issued during the three months ended September 30, 2026. The difference between the number of pre-funded warrants exercised and the number of shares issued reflects shares withheld to satisfy the aggregate exercise price in cashless exercises. As of September 30, 2026, 1,548,200 pre-funded warrants from the offering remained outstanding.

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

As of September 30, 2026, a total of 4,857,227 shares of common stock were sold through Aegis Capital Corp. under the Sales Agreement. As of September 30, 2026, the Company has received net proceeds of $14,639,127 after payment of commission fees of $456,839 and other related expenses of $131,990.

Common Stock Warrants

The following warrants were outstanding as of  September 30, 2026 and December 31, 2025, each of which is exercisable on a one-for-one basis for shares of the Company’s common stock (i.e., one warrant for one share). All warrants contain standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s common stock or capital structure, and none of which have any participating rights for any losses. All Series B warrants, which were issued as a part of the December 20, 2024 public offering, were fully exercised as of February 11, 2025 utilizing the cashless exercise provision in the warrant agreement. In addition, on January 30, 2025, the Company reclassified the Series A warrants from liability to equity upon determining that the warrants no longer required liability classification.

	Warrants	Exercise	Expiration	Fair
Securities into which warrants are convertible	outstanding	Price	Date	value
Common stock (Initial Public Offering)	9	$140,625	October 2026	$170,397
Common stock (Private Placement)	426	$40,650	April 2027	6,071,114
Common stock (Series A)	517,598	$48.30	January 2030	7,634,427
Total	518,033			$13,875,938

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

The Company used the following assumptions for  September 30, 2026 and  December 31, 2025:

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

9. Net Loss Per Share Attributable to Common Stockholders

In accordance with ASC 260, basic and diluted earnings per share amounts, and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the reverse stock split. The following table summarizes the computation of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2026	2025
Net loss attributable to common stockholders	$(5,959,616)	$(8,438,641)
Basic and diluted weighted average common shares outstanding	14,714,857	7,039,266
Loss per share:
Basic and diluted	$(0.41)	$(1.20)

	Nine Months Ended
	September 30,
	2026	2025
Net loss attributable to common stockholders	$(18,800,885)	$(17,798,600)
Basic and diluted weighted average common shares outstanding	13,291,330	3,424,032
Loss per share:
Basic and diluted	$(1.41)	$(5.20)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted loss per share would include the effect of unvested restricted stock awards and the outstanding stock options and warrants; however, such items were not considered in the calculation of the diluted weighted average common shares outstanding since they would be anti-dilutive.

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

As of September 30, 2026 and  December 31, 2025, approximately 4,909,970 and 55,770 shares of common stock were reserved and available for issuance under the 2021 Plan, respectively. Options issued under the Plans generally vest based on continuous service provided by the option holder over a four-year period. Compensation expense related to these options is recognized on a straight-line basis over the four-year period based upon the fair value at the grant date.

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of  September 30, 2026, and activity during the three month period then ended:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding as of June 30, 2026	433,997	$26.81	9.59	$	‒
Granted	47,792	1.20			‒
Exercised	‒	‒			‒
Cancelled/forfeited	(61,065)	6.85			‒
Outstanding as of September 30, 2026	420,724	$26.79	9.09	$	‒
Vested and expected to vest at September 30, 2026	420,724	$26.79	9.09	$	‒
Vested and exercisable at September 30, 2026	193,483	$51.89	8.55	$	‒

The following table summarizes information about the Company’s stock options outstanding as well as stock options vested and exercisable as of  September 30, 2026, and activity during the nine month period then ended:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Outstanding as of December 31, 2025	924	$13,475.78	4.41	$	‒
Granted	519,444	1.98			‒
Exercised	‒	‒			‒
Cancelled/forfeited	(99,644)	22.16			‒
Outstanding as of September 30, 2026	420,724	$26.79	9.09	$	‒
Vested and expected to vest at September 30, 2026	420,724	$26.79	9.09	$	‒
Vested and exercisable at September 30, 2026	193,483	$51.89	8.55	$	‒

For the three and nine months ended September 30, 2026, no restricted stock units (RSUs) were granted nor vested.

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

The weighted average per share grant-date fair value of options granted during the three months ended September 30, 2026 and 2025 was $ 1.17 and $0.00, respectively.

The following weighted average assumptions were used in estimating the grant date fair values during the three months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Fair value of common stock	$1.17	$-
Expected term (in years)	6.03	-
Risk-free rate	4.45%	0.00%
Expected volatility	169.72%	0.00%
Dividend yield	0%	0%

The Company recorded stock-based compensation expense from stock options and RSUs of approximately $347,022 and $354,856 for the three months ended September 30, 2026 and 2025, respectively, and $1,109,795 and $1,347,987 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 total stock-based compensation cost related to outstanding unvested stock options that are expected to vest was $0.7 million. This unrecognized stock-based compensation cost is expected to be recognized over a weighted-average period of approximately 3.65 years. Income tax benefits recognized from stock-based compensation expense recognized for the three months ended  September 30, 2026 were immaterial due to cumulative losses and valuation allowances.

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

12. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company recorded no income tax expense. The effective tax rate is 0% for the three and nine months ended September 30, 2026 and 2025.

For financial reporting purposes, the Company’s effective tax rate used for the interim periods is based on the estimated full-year income tax rate. For the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate differs from the statutory rate, primarily due to a valuation allowance recorded against the net deferred tax asset balance. Currently, the Company is not under examination by any taxing authority.

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

There is no other material pending or threatened litigation against the Company that remains outstanding as of  September 30, 2026.

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

15. Subsequent Events

The Company has evaluated subsequent events through  November 12, 2026, the date the financial statements were issued. Except as described below, the Company has determined that no material subsequent events have occurred requiring recognition or disclosure in these financial statements.

On November 10, 2026, the Company entered into (i) an amendment to the employment agreement of Lior Tal, the Company’s Chief Executive Officer, providing for an annual retention bonus of up to $1,000,000 for fiscal year 2026, and (ii) a new employment agreement with Mr. Tal for fiscal years 2027 and 2028, effective January 1, 2027, providing for an annual base salary of $700,000, an annual performance bonus with a target of $1,000,000, and a time-based retention bonus of $400,000 per quarter for eight quarters.

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

Recent Developments

Appointment of New Board Member

On February 3, 2026, the Board of Directors appointed Mr. Ran Makavy to serve as a member of the Board, effective immediately, to fill a vacancy on the Board of Directors.

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

Registered Direct Offering

On March 16, 2026, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 1,686,788 shares of its common stock, par value $0.00001 per share, at a purchase price of $1.93 per share and 3,313,212 pre-funded warrants to purchase shares of Common Stock, at a purchase price of $1.92999 per Pre-Funded Warrant. During the nine months ended September 30, 2026, holders exercised 1,765,012 of the pre-funded warrants issued in the March 16, 2026 registered direct offering, on both a cash and cashless basis, resulting in the issuance of 1,765,000 shares of common stock, including 925,000 shares issued during the three months ended September 30, 2026. As of September 30, 2026, 1,548,200 pre-funded warrants from the offering remained outstanding.

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

Results of Operations

Revenue

We derive revenue from EAS subscriptions with relative add-on offerings such as hardware revenue and other revenue (i.e., deployment costs). Revenue from these subscriptions and add-ons are recognized monthly over the estimated customer life, beginning at the time that a customer acknowledges acceptance of the service.

Revenue recognized for the three months ended September 30, 2026 increased by $86,522 or 123.7% to $156,495 from $69,973 for the three months ended September 30, 2025. Revenue recognized for the nine months ended September 30, 2026 increased by $254,676 or 168.8% to $405,527 from $150,851 for the nine months ended September 30, 2025. The increase is attributable to an increase in tugger deployments in 2026.

Cost of Revenue

Cost of revenues consists primarily of direct labor and related fringe benefits for internal engineering resources costs incurred for the completion of the contracts and hardware costs.

Cost of revenues reported for the three months ended September 30, 2026  increased by $163,612 or 322.0% to $214,428 from $50,816 for the three months ended September 30, 2025. Cost of revenues reported for the nine months ended September 30, 2026 increased by $281,187 or 353.4% to $360,761 from $79,574 for the nine months ended September 30, 2025. The increase is attributable to costs related to an increase in tugger deployments in 2026, including personnel costs, travel expenses and associated hardware costs for specific customers.

For the three months ended September 30, 2026, cost of revenues exceeded revenue of $156,495. This was primarily due to a write-down of approximately $87 thousand for two damaged and nonfunctional inventory units that the Company does not intend to sell, as well as approximately $29 thousand of freight costs related to vehicle swaps, customer shipments, and product demonstrations.

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

Research and development expense for the three months ended September 30, 2026 decreased by approximately $2.3 million or 43.4% to $3.0 million from approximately $5.3 million for the three months ended September 30, 2025. The decrease  is primarily attributable to a change in developed software estimate in Q3 2025.

Research and development expense for the nine months ended September 30, 2026 decreased by approximately $0.3 million or 3.2% to $9.0 million from approximately $9.3 million for the nine months ended September 30, 2025. The decrease is primarily attributable to a change in developed software estimate in Q3 2025, offset by increases in legal and professional fees, office expenses and occupancy costs.

General and Administrative

General and administrative expenses consist primarily of personnel costs, facilities expenses, depreciation and amortization, travel, and advertising costs.

General and administrative expenses for the three months ended September 30, 2026 increased by approximately $0.2 million or 6.2% to $3.4 million from approximately $3.2 million for the three months ended September 30, 2025. The increase is primarily attributable to  increases in legal and professional fees, office expenses, occupancy costs, personnel related costs and marketing and advertising expenses.

General and administrative expenses for the nine months ended September 30, 2026 increased by approximately $1.2 million or 12.1% to $11.1 million from approximately $9.9 million for the nine months ended September 30, 2025. The increase is primarily attributable to increases in marketing and advertising expenses, travel expenses and office expenses.

Interest Income, net

Interest income (expense), net increased by $271,570 to $19,073 for the three months ended September 30, 2026 from ($252,497) for the three months ended September 30, 2025. Interest income consists primarily of interest earned of $19,073 from the Company’s interest-bearing bank accounts.

Interest income (expense), net increased by $438,407 to $62,737 for the nine months ended September 30, 2026 from ($375,670) for the nine months ended September 30, 2025. Interest income consists primarily of interest earned of $62,737 from the Company’s interest-bearing bank accounts.

Other Income, net

Other income (expense), net increased by $0.2 million to $0.4 million for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025. Other income consists primarily of discount amortization on the Company’s short-term investments of $0.4 million.

Other income (expense), net increased by $0.6 million to $1.2 million for the nine months ended September 30, 2026 from $0.6 million for the nine months ended September 30, 2025. Other income consists primarily of discount amortization on the Company’s short-term investments of $1.2 million.

Liquidity and Capital Resources

The Company’s principal source of liquidity is its cash and current maturities of short-term investments. Short-term investments consist of placements in U.S. government securities with original maturities between three to six months. As of September 30, 2026, the Company had unrestricted cash of approximately $3.1 million and short-term investments of approximately $31.8 million. As of December 31, 2025, the Company had unrestricted cash of approximately $1.0 million and short-term investments of approximately $33.7 million.

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

Cash Flows

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $17.3 million, an increase of approximately $0.5 million or 3.0% compared to approximately $16.8 million for the nine months ended September 30, 2025. The year-over-year increase is primarily attributed to a $2.6 million non-cash change in estimate of capitalized software recognized in the prior-year period that did not recur, a $1.0 million increase in net loss, a $1.1 million decrease in accrued expenses, lease liabilities, and other accrued liabilities, and a $0.7 million increase in accretion on short-term investments. These were offset by a $1.5 million decrease in prepaid expenses, operating lease right-of-use assets, and other assets, a $1.1 million decrease in inventory, a $1.1 million decrease in accounts and other receivables, and a $1.1 million non-cash gain from the change in fair value of the warrant liability recognized in the prior-year period that did not recur.

Investing activities

Net cash provided by  investing activities for the nine months ended September 30, 2026 was approximately $1.5 million, an increase of approximately $33.1 million or 104.8% compared to net cash used in investing activities of approximately $31.6 million for the nine months ended September 30, 2025. The increase consists primarily of an increase in proceeds from maturities of short-term investments of approximately $29.7 million, a decrease in purchases of short-term investments of approximately $2.9 million, and a decrease in intangible asset acquisitions of approximately $1.2 million, partially offset by an increase in purchases of property and equipment of approximately $0.7 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $17.9 million, which consisted of $9.2 million in proceeds from at-the-market equity financing and $8.7 million in proceeds from a registered direct offering of common stock, a decrease of approximately $11.7 million or 39.5% compared to $29.6 million for the nine months ended September 30, 2025, which consisted of proceeds from the sale of common stock.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the initial public offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are not effective as a result of the material weakness as described below.

Changes in Internal Control over Financial Reporting

As reported in our Annual Report on Form 10-K as of December 31, 2025, we identified a material weakness, the misinterpretation of accounting guidance to a complex accounting transaction was identified in the third quarter of 2025. Management has revised the processes surrounding this material weakness, and while a new control has been implemented, no relevant transactions occurred during the fourth quarter of 2025 or the first, second and third quarter of 2026. Thus, the effectiveness of the new control could not be tested and the material weakness remains unremediated as of September 30, 2026. Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Management’s Remediation

In order to remediate the material weakness, management has revised its processes surrounding complex transactions. The revised control is designed to operate when the Company enters into a complex transaction requiring the guidance of a third-party expert, at which time the Company will engage a third-party expert to review the accounting for the transaction. Through the third quarter of 2026, there have not been instances of the control operating for management to test its operating effectiveness and conclude that the material weakness has been remediated.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the nine months ended September 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5.02 of Form 8-K Compensatory Arrangements of Certain Officers

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

Employment Arrangements of Chief Executive Officer

On November 10, 2026, the Compensation Committee of the Board approved and recommended, and the Board approved, and the Company entered into, (i) an amendment (the “Amendment”) to the employment agreement of Lior Tal, the Company’s Chief Executive Officer, and (ii) a new employment agreement with Mr. Tal for fiscal years 2027 and 2028 (the “2027-2028 Employment Agreement”).

The Amendment provides Mr. Tal with an annual retention bonus of up to $1,000,000 for fiscal year 2026, in lieu of equity compensation, payable no later than March 15, 2027, subject to his continued employment. Mr. Tal’s other compensation arrangements remain unchanged.

The 2027-2028 Employment Agreement, effective January 1, 2027, provides Mr. Tal with an annual base salary of $700,000, an annual performance bonus with a target of $1,000,000, and a time-based retention bonus of $400,000 per quarter for eight quarters, each payable in cash in lieu of equity compensation. The agreement also provides for severance and change of control benefits.

Copies of the Amendment and the 2027-2028 Employment Agreement are filed as Exhibits 10.3 and 10.4, respectively.

The foregoing disclosures are being made in this Quarterly Report on Form 10-Q in lieu of filing a Current Report on Form 8-K pursuant to Item 5.02(e) of Form 8-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.2

At-The-Market Issuance Sales Agreement by and between Cyngn Inc. and Aegis Capital Corp., dated September 5, 2025, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2025.

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

10.3*	Amendment to Employment Agreement, dated November 10, 2026, between Cyngn Inc. and Lior Tal.
10.4*	2027–2028 Employment Agreement, dated November 10, 2026, between Cyngn Inc. and Lior Tal.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of November, 2026.

CYNGN INC.

/s/ Lior Tal
Lior Tal
Chief Executive Officer,
Chairman of the Board of Directors and Director
(Principal Executive Officer)

/s/ Natalie Russell
Natalie Russell
Chief Financial Officer
(Principal Financial and Accounting Officer)